Form 10-Q
period 2022-03-31
Equitable Financial Life Insurance Co
filed 2022-05-12
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2022, 2,000,000 shares of the registrant’s Common Stock , $1.25 par value were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Equitable Financial’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $68,876 and $68,636) (allowance for credit losses of $21 and $22)	$67,578	$73,076
Mortgage loans on real estate (net of allowance for credit losses of $53 and $62)	14,435	14,016
Policy loans	3,533	3,540
Other equity investments (1)	2,850	2,759
Trading securities, at fair value	383	379
Other invested assets	1,761	2,910
Total investments	90,540	96,680
Cash and cash equivalents	2,889	1,815
Deferred policy acquisition costs	4,827	4,267
Amounts due from reinsurers (allowance for credit losses of $5 and $5 ) (includes amounts accounted for at fair value of $5,056 and $5,813) (3)	12,693	13,300
Loans to affiliates	1,900	1,900
GMIB reinsurance contract asset, at fair value	1,742	2,068
Current and deferred income taxes	1,713	842
Other assets	3,504	3,023
Separate Accounts assets	133,522	143,912
Total Assets	$253,330	$267,807

LIABILITIES
Policyholders’ account balances	$75,640	$75,467
Future policy benefits and other policyholders' liabilities	34,702	36,851
Broker-dealer related payables	1,377	630
Amounts due to reinsurers	105	135
Current and deferred income taxes	—	—
Other liabilities	2,373	2,078
Separate Accounts liabilities	133,522	143,912
Total Liabilities	$247,719	$259,073
Redeemable noncontrolling interest (2)	$29	$28
Commitments and contingent liabilities (Note 12)

EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	8,530	8,546
Accumulated deficit	(1,791)	(2,199)
Accumulated other comprehensive income (loss)	(1,159)	2,357
Total Equity	5,582	8,706
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$253,330	$267,807
______________
(1)See Note 2 of the Notes to these Consolidated Financial Statements for details of balances with VIEs.
(2)See Note 11 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
(3)Represents the fair value of the ceded reserves to Venerable. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction and Note 7 of the Notes to these Consolidated Financial Statements.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$767	$880
Premiums	189	205
Net derivative gains (losses)	745	(2,778)
Net investment income (loss)	755	836
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	10	1
Other investment gains (losses), net	(332)	182
Total investment gains (losses), net	(322)	183
Investment management and service fees	193	283
Other income	22	14
Total revenues	2,349	(377)

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	945	823
Interest credited to policyholders’ account balances	292	270
Compensation and benefits	45	81
Commissions	171	182
Interest expense	—	1
Amortization of deferred policy acquisition costs	149	62
Other operating costs and expenses	267	399
Total benefits and other deductions	1,869	1,818
Income (loss) from continuing operations, before income taxes	480	(2,195)
Income tax (expense) benefit	(66)	587
Net income (loss)	414	(1,608)
Less: Net income (loss) attributable to the noncontrolling interest	(1)	—
Net income (loss) attributable to Equitable Financial	$415	$(1,608)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$414	$(1,608)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(3,516)	(3,114)
Other comprehensive income (loss), net of income taxes	(3,516)	(3,114)
Comprehensive income (loss)	(3,102)	(4,722)
Less: Comprehensive income (loss) attributable to the noncontrolling interest (1)	(1)	—
Comprehensive income (loss) attributable to Equitable Financial	$(3,101)	$(4,722)
_____________
(1)See Note 10 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	Equitable Financial Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2022	$2	$8,546	$(2,199)	$2,357	$8,706	$—	$8,706
Dividend to parent company	—	—	—	—	—	—	—
Net income (loss)	—	—	415	—	415	—	415
Other comprehensive income (loss)	—	—	—	(3,516)	(3,516)	—	(3,516)
Other	—	(16)	(7)	—	(23)	—	(23)
March 31, 2022	$2	$8,530	$(1,791)	$(1,159)	$5,582	$—	$5,582

January 1, 2021	$2	$7,841	$(795)	$4,595	$11,643	$—	$11,643
Dividend to parent company	—	—	—	—	—	—	—
Net income (loss)	—	—	(1,608)	—	(1,608)	—	(1,608)
Other comprehensive income (loss)	—	—	—	(3,114)	(3,114)	—	(3,114)
Other	—	(14)	—	—	(14)	—	(14)
March 31, 2021	$2	$7,827	$(2,403)	$1,481	$6,907	$—	$6,907

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income (loss)	$414	$(1,608)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	292	270
Policy charges and fee income	(767)	(880)
Net derivative (gains) losses	(745)	2,778
Credit losses on AFS debt securities and loans	(10)	(1)
Investment (gains) losses, net	332	(182)
Realized and unrealized (gains) losses on trading securities	16	27
Non-cash long-term incentive compensation expense	13	15
Amortization and depreciation	123	68
Equity (income) loss from limited partnerships	(93)	(107)
Changes in:
Reinsurance recoverable	(353)	(130)
Capitalization of deferred policy acquisition costs	(182)	(157)
Future policy benefits	177	19
Current and deferred income taxes	64	(590)
Other, net	(216)	281
Net cash provided by (used in) operating activities	$(935)	$(197)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$8,478	$9,151
Mortgage loans on real estate	280	245
Trading account securities	36	709
Real estate joint ventures	—	—
Short-term investments	—	18
Other	89	775
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(8,109)	(9,939)
Mortgage loans on real estate	(688)	(353)
Trading account securities	(55)	(61)
Short-term investments	—	(5)
Other	(181)	(1,225)
Cash settlements related to derivative instruments, net	302	(2,980)
Issuance of loans to affiliates	—	—
Repayments of loans to affiliates	—	—
Investment in capitalized software, leasehold improvements and EDP equipment	7	(8)
Other, net	55	198
Net cash provided by (used in) investing activities	$214	$(3,475)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$3,041	$7,101
Withdrawals	(2,232)	(1,478)
Transfer (to) from Separate Accounts	500	526
Change in collateralized pledged assets	(39)	(1,393)
Change in collateralized pledged liabilities	548	93
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	2	7
Repayment of loans from affiliates	—	—
Other, net	(25)	(10)
Net cash provided by (used in) financing activities	$1,795	$4,846

Change in cash and cash equivalents	1,074	1,174
Cash and cash equivalents, beginning of year	1,815	2,043
Cash and cash equivalents, end of year	$2,889	$3,217

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$—

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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “first quarter 2022” and “first quarter 2021” refer to the three months ended March 31, 2022 and 2021, respectively. The terms “first three months of 2022” and “first three months of 2021” refer to the three months ended March 31, 2022 and 2021, respectively.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

 4. Expanded footnote disclosures. The ASU requires additional disclosures including information about significant inputs, judgements, assumptions and methods used in measurement.
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

The impact on total equity of applying this ASU is estimated to be slightly positive to the current amount of reported total equity as of March 31, 2022. As of March 31, 2022, a positive impact to AOCI is expected due to increases in the Company’s estimate of its non-performance risk on variable annuity guarantees accounted for as MRBs for the first time under the guidance. The estimated impact to the retained earnings element of total equity as of March 31, 2022, due to accounting for variable annuity guarantees as MRBs that are not currently measured at fair value, is mitigated by the Company’s present use of a near industry low interest rate assumption of 2.25% on GMIB business. Because movements in equity markets, interest rates and credit spreads are unpredictable and at times volatile, it is possible that the estimated effects of adoption could change materially between March 31, 2022 and January 1, 2023.
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
Notes to Consolidated Financial Statements, Continued
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
Consolidated VIEs
As of March 31, 2022, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIE model. Included in Other invested assets and Mortgage loans on real estate in the Company’s consolidated balance sheets at March 31, 2022 and December 31, 2021 are total assets of $222 million and $169 million, respectively related to these VIE.
Non-Consolidated VIEs
As of March 31, 2022 and December 31, 2021, respectively, the Company held approximately $2.2 billion and $2.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $259.1 billion and $245.7 billion as of March 31, 2022 and December 31, 2021, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.2 billion and $2.1 billion and approximately $1.2 billion and $1.2 billion of unfunded commitments as of March 31, 2022 and December 31, 2021, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and DSI assets.
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change. There were no material assumption updates or model changes in the first quarters of 2022 or 2021.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of March 31, 2022 and December 31, 2021 was $518 million and $470 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three months ended March 31, 2022 and 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2022
Fixed Maturities:
Corporate (1)	$47,337	$21	$602	$2,215	$45,703
U.S. Treasury, government and agency	8,577	—	712	87	9,202
States and political subdivisions	609	—	43	29	623
Foreign governments	1,120	—	17	54	1,083
Residential mortgage-backed (2)	77	—	4	—	81
Asset-backed (3)	7,497	—	9	111	7,395
Commercial mortgage-backed	3,619	—	5	181	3,443
Redeemable preferred stock	40	—	8	—	48
Total at March 31, 2022	$68,876	$21	$1,400	$2,677	$67,578

December 31, 2021:
Fixed Maturities:
Corporate (1)	$45,578	$22	$2,382	$214	$47,724
U.S. Treasury, government and agency	13,032	—	2,196	14	15,214
States and political subdivisions	527	—	73	3	597
Foreign governments	1,124	—	42	14	1,152
Residential mortgage-backed (2)	82	—	8	—	90
Asset-backed (3)	5,904	—	20	19	5,905
Commercial mortgage-backed	2,348	—	19	26	2,341
Redeemable preferred stock	41	—	12	—	53
Total at December 31, 2021	$68,636	$22	$4,752	$290	$73,076
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.

The contractual maturities of AFS fixed maturities as of March 31, 2022 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2022:
Contractual maturities:
Due in one year or less	$854	$852
Due in years two through five	13,714	13,631
Due in years six through ten	16,998	16,629
Due after ten years	26,056	25,499
Subtotal	57,622	56,611
Residential mortgage-backed	77	81
Asset-backed	7,497	7,395
Commercial mortgage-backed	3,619	3,443
Redeemable preferred stock	40	48
Total at March 31, 2022	$68,855	$67,578

The following table shows proceeds from sales, gross gains (losses) from sales and credit losses for AFS fixed maturities for the three months ended March 31, 2022 and 2021:
Proceeds from Sales, Gross Gains (Losses) from Sales and Credit Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2022	2021
	(in millions)
Proceeds from sales	$7,336	$7,188
Gross gains on sales	$29	$291
Gross losses on sales	$(361)	$(116)

Credit losses	$1	$(6)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended March 31,
	2022	2021
	(in millions)
Balance, beginning of period	$42	$28
Previously recognized impairments on securities that matured, paid, prepaid or sold	(2)	—
Recognized impairments on securities impaired to fair value this period (1)	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	—	2
Additional credit losses this period on securities previously impaired	1	4
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—
Balance at March 31,	$41	$34

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2022	$4,462	$(284)	$(977)	$(673)	$2,528
Net investment gains (losses) arising during the period	(6,065)	—	—	—	(6,065)
Reclassification adjustment:					—
Included in net income (loss)	331	—	—	—	331
Excluded from net income (loss)	—	—	—	—	—
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	527	765	934	2,226
Net unrealized investment gains (losses) excluding credit losses	(1,272)	243	(212)	261	(980)
Net unrealized investment gains (losses) with credit losses	(5)	1	(1)	1	(4)
Balance, March 31, 2022	$(1,277)	$244	$(213)	$262	$(984)

Balance, January 1, 2021	$8,230	$(466)	$(1,814)	$(1,250)	$4,700
Net investment gains (losses) arising during the period	(4,891)	—	—	—	(4,891)
Reclassification adjustment:					—
Included in Net income (loss)	(176)	—	—	—	(176)
Excluded from Net income (loss)	—	—	—	—	—
Other (1)	(31)	—	—	—	(31)
Impact of net unrealized investment gains (losses)	—	164	1,001	826	1,991
Net unrealized investment gains (losses) excluding credit losses	3,132	(302)	(813)	(424)	1,593
Net unrealized investment gains (losses) with credit losses	(8)	1	2	1	(4)
Balance, March 31, 2021	$3,124	$(301)	$(811)	$(423)	$1,589

(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments

The following tables disclose the fair values and gross unrealized losses of the 7,799 issues as of March 31, 2022 and the 1,896 issues as of December 31, 2021 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2022
Fixed Maturities:
Corporate	$26,224	$1,966	$2,406	$245	$28,630	$2,211
U.S. Treasury, government and agency	2,753	77	92	10	2,845	87
States and political subdivisions	225	26	12	3	237	29
Foreign governments	606	39	120	15	726	54
Asset-backed	6,203	108	178	3	6,381	111
Commercial mortgage-backed	2,787	162	165	19	2,952	181
Total at March 31, 2022	$38,798	$2,378	$2,973	$295	$41,771	$2,673

December 31, 2021:
Fixed Maturities:
Corporate	$9,497	$150	$1,301	$62	$10,798	$212
U.S. Treasury, government and agency	947	10	103	4	1,050	14
States and political subdivisions	112	2	11	1	123	3
Foreign governments	349	6	92	8	441	14
Asset-backed	3,843	19	38	—	3,881	19
Commercial mortgage-backed	1,515	22	96	4	1,611	26
Total at December 31, 2021	$16,263	$209	$1,641	$79	$17,904	$288
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.6% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of March 31, 2022 and December 31, 2021 were $253 million and $280 million, respectively, representing 4.5% and 3.2% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of March 31, 2022 and December 31, 2021, respectively, approximately $3.0 billion and $2.8 billion, or 4.3% and 4.1%, of the $68.9 billion and $68.6 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $79 million and $18 million as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022 and December 31, 2021, respectively, the $295 million and $79 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either March 31, 2022 or December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of March 31, 2022, the Company determined that the unrealized loss was primarily due to increases in credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of March 31, 2022 and December 31, 2021 was $58 million and $57 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the three months ended March 31, 2022 and 2021.
As of March 31, 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$57	$77
Current-period provision for expected credit losses	(10)	(7)
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	(10)	(7)
Balance, end of period	$47	$70

Agricultural mortgages:
Balance, beginning of period	$5	$4
Current-period provision for expected credit losses	1
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	1	—
Balance, end of period	$6	$4

Total allowance for credit losses	$53	$74

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization;
•changes in credit quality; and
•changes in market assumptions primarily related to COVID-19 driven economic changes.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of March 31, 2022 and December 31, 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

LTV Ratios (1)

	March 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$—	$184	$1,187	$1,371
50% - 70%	450	1,915	1,361	418	619	3,166	7,929
70% - 90%	140	243	236	412	414	1,100	2,545
90% plus	—	—	—	—	35	—	35
Total commercial	$590	$2,158	$1,597	$830	$1,252	$5,453	$11,880

Agricultural:
0% - 50%	$47	$180	$214	$122	$139	$835	$1,537
50% - 70%	70	196	261	92	96	337	1,052
70% - 90%	1	—	—	—	—	18	19
90% plus	—	—	—	—	—	—	—
Total agricultural	$118	$376	$475	$214	$235	$1,190	$2,608
Total mortgage loans:
0% - 50%	$47	$180	$214	$122	$323	$2,022	$2,908
50% - 70%	520	2,111	1,622	510	715	3,503	8,981
70% - 90%	141	243	236	412	414	1,118	2,564
90% plus	—	—	—	—	35	—	35
Total mortgage loans	$708	$2,534	$2,072	$1,044	$1,487	$6,643	$14,488

Debt Service Coverage Ratios (2)

	March 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$197	$1,143	$1,259	$210	$772	$2,246	$5,827
1.8x to 2.0x	94	186	135	322	46	743	1,526
1.5x to 1.8x	261	274	109	223	215	1,244	2,326
1.2x to 1.5x	—	264	—	75	47	778	1,164
1.0x to 1.2x	38	291	94	—	88	370	881
Less than 1.0x	—	—	—	—	84	72	156
Total commercial	$590	$2,158	$1,597	$830	$1,252	$5,453	$11,880

Agricultural:
Greater than 2.0x	$18	$48	$63	$23	$12	$226	$390
1.8x to 2.0x	8	51	37	25	14	73	208
1.5x to 1.8x	26	43	113	28	23	217	450
1.2x to 1.5x	23	157	178	101	108	376	943
1.0x to 1.2x	37	76	80	31	74	284	582
Less than 1.0x	6	1	4	6	4	14	35
Total agricultural	$118	$376	$475	$214	$235	$1,190	$2,608

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	March 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Total mortgage loans:
Greater than 2.0x	$215	$1,191	$1,322	$233	$784	$2,472	$6,217
1.8x to 2.0x	102	237	172	347	60	816	1,734
1.5x to 1.8x	287	317	222	251	238	1,461	2,776
1.2x to 1.5x	23	421	178	176	155	1,154	2,107
1.0x to 1.2x	75	367	174	31	162	654	1,463
Less than 1.0x	6	1	4	6	88	86	191
Total mortgage loans	$708	$2,534	$2,072	$1,044	$1,487	$6,643	$14,488
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of March 31, 2022 and December 31, 2021, respectively:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
March 31, 2022:
Mortgage loans:
Commercial	$—	$—	$—	$—	$11,880	$11,880	$—	$11,880	$—	$—
Agricultural	9	7	30	46	2,546	2,592	16	2,608	—	—
Total	$9	$7	$30	$46	$14,426	$14,472	$16	$14,488	$—	$—
December 31, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$11,434	$11,434	$—	$11,434	$—	$—
Agricultural	1	1	25	27	2,601	2,628	16	2,644	—	—
Total	$1	$1	$25	$27	$14,035	$14,062	$16	$14,078	$—	$—
_______________
(1)Amounts presented at amortized cost basis.

As of March 31, 2022 and December 31, 2021, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $14 million and $14 million, respectively.
Troubled Debt Restructuring
During the three months ended March 31, 2022 and 2021, there were no mortgage loans on real estate or fixed maturities accounted for as a TDR.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three months ended March 31, 2022 and 2021.
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(39)	$17
Net investment gains (losses) recognized on securities sold during the period	(11)	(6)
Unrealized and realized gains (losses) on equity securities	$(50)	$11

Trading Securities
As of March 31, 2022 and December 31, 2021, respectively, the fair value of the Company’s trading securities was $383 million and $379 million. As of March 31, 2022 and December 31, 2021, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $39 million and $44 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three months ended March 31, 2022 and 2021:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(16)	$(49)
Net investment gains (losses) recognized on securities sold during the period	—	22
Unrealized and realized gains (losses) on trading securities	(16)	(27)
Interest and dividend income from trading securities	2	36
Net investment income (loss) from trading securities	$(14)	$9

4)    DERIVATIVES
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of TIPS and cash flow hedges, which are discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)
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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of the GMIB features is accounted for as a derivative. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by the Company between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. As this contract provides full risk

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
transfer and therefore has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the Amounts Due from Reinsurers related to the GMIB with NLG are accounted for as an embedded derivative.
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
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:
Derivative Instruments by Category

	March 31, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: Designated for hedge accounting (1)
Cash Flow Hedges:
Currency Swaps	$1,256	$11	$55	$921	$7	$42
Interest Swaps	955	—	439	955	—	395
Total: Designated for hedge accounting	2,211	11	494	1,876	7	437
Derivatives: Not designated for hedge accounting (1)
Equity contracts:
Futures	3,831	—	—	2,213	—	—
Swaps	12,350	5	3	13,310	5	—
Options	44,305	10,685	4,369	48,380	12,015	5,059
Interest rate contracts:
Futures	11,395	—	—	12,455	—	—
Swaps	1,876	5	115	1,876	—	45
Swaptions	—	—	—	—	—	—
Credit contracts:
Credit default swaps	607	1	3	619	2	3
Currency contracts:
Currency Swaps	566	6	—	541	1	—
Currency forwards	—	—	—	—	—	—
Other freestanding contracts:
Margin	—	160	—	—	102	—
Collateral	—	217	5,741	—	178	6,154
Total: Not designated for hedge accounting	74,930	11,079	10,231	79,394	12,303	11,261

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	March 31, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Embedded Derivatives:
Amounts due from reinsurers (5)	—	5,056	—	—	5,813	—
GMIB reinsurance contracts (2)	—	1,742	—	—	2,068	—
GMxB derivative features liability (3)	—	—	6,924	—	—	8,525
SCS, SIO, MSO and IUL indexed features (4)	—	—	6,018	—	—	6,641
Total Embedded Derivatives	—	6,798	12,942	—	7,881	15,166
Total derivative instruments	$77,141	$17,888	$23,667	$81,270	$20,191	$26,864
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)    Reported in GMIB reinsurance contract asset in the consolidated balance sheets.
(3)    Reported in future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(4)    Reported in policyholders’ account balances in the consolidated balance sheets.
(5)    Represents GMIB NLG ceded related to the Venerable Transaction.

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Derivative Instruments by Category

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Net Derivatives Gain(Losses) (1) (2)	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: Designated for hedge accounting
Cash flow hedges:
Currency Swaps	$(4)	$(18)	$13	$—	$—	$—
Interest Swaps	(14)	—	(20)	(4)	—	(6)
Total: Designated for hedge accounting	(18)	(18)	(7)	(4)	—	(6)
Derivatives: Not designated for hedge accounting
Equity contracts:
Futures	59	—	—	(293)	—	—
Swaps	726	—	—	(1,270)	—	—
Options	(287)	—	—	1,143	—	—
Interest rate contracts:
Futures	(500)	—	—	(947)	—	—
Swaps	(149)	—	—	(2,912)	—	—
Swaptions	—	—	—	—	—	—
Credit contracts:
Credit default swaps	—	—	—	1	—	—
Currency contracts:
Currency swaps	5	—	—	—	—	—
Currency forwards	—	—	—	—	—	—
Other freestanding contracts:
Margin	—	—	—	—	—	—
Collateral	—	—	—	—	—	—
Total: Not designated for hedge accounting	(146)	—	—	(4,278)	—	—

Embedded Derivatives:
Amounts due from reinsurers	(767)	—	—	—	—	—
GMIB reinsurance contracts	(320)	—	—	(724)	—	—
GMxB derivative features liability	1,688	—	—	3,357	—	—
SCS, SIO, MSO and IUL indexed features	311	—	—	(1,126)	—	—
Total Embedded Derivatives	912	—	—	1,507	—	—

Total derivatives instruments	$748	$(18)	$(7)	$(2,775)	$—	$(6)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)For the three months ended March 31, 2022 and 2021, investment fees of $3 million and $3 million respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).
The table that follow below present a roll-forward of cash flow hedges recognized in AOCI.
Rollforward of Cash flow hedges in AOCI

	Three Months Ended March 31,
	2022	2021
	(in millions)
Balance, beginning of period	$(208)	$(126)
Amount recorded in AOCI	—	—
Currency Swaps	(3)	—
Interest Swaps	(39)	(22)
Total Amount recorded in AOCI	(42)	(22)
Amount reclassified from AOCI to income	—	—
Currency Swaps	16	—
Interest Swaps	19	16
Total Amount reclassified from AOCI to income	35	16
Ending Balance, March 31 (1)	$(215)	$(132)
______________
(1) The Company does not estimate the amount of the deferred losses in AOCI at three months ended March 31, 2022 and 2021 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of March 31, 2022 and December 31, 2021 are exchange-traded and net settled daily in cash. As of March 31, 2022 and December 31, 2021, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $180 million and $90 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $180 million and $196 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $16 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of March 31, 2022 and December 31, 2021, respectively, the Company held $5.7 billion and $6.2 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $217 million and $178 million as of March 31, 2022 and December 31, 2021, respectively, in the normal operation of its collateral arrangements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of March 31, 2022 and December 31, 2021:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of March 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$11,091	$10,582	$509	$—	$509
Other financial assets	1,252	—	1,252	—	1,252
Other invested assets	$12,343	$10,582	$1,761	$—	$1,761

Liabilities:
Derivative liabilities	$10,725	$10,582	$143	$—	$143
Other financial liabilities	2,230	—	2,230	—	2,230
Other liabilities	$12,955	$10,582	$2,373	$—	$2,373
______________
(1)Financial instruments sent (held).
As of December 31, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$12,309	$10,724	$1,585	$(961)	$624
Other financial assets	1,325	—	1,325	—	1,325
Other invested assets	$13,634	$10,724	$2,910	$(961)	$1,949

Liabilities:
Derivative liabilities	$10,738	$10,724	$14	$—	$14
Other financial liabilities	2,064	—	2,064	—	2,064
Other liabilities	$12,802	$10,724	$2,078	$—	$2,078
______________
(1)Financial instruments sent (held).
5)    CLOSED BLOCK
As a result of demutualization, the Company’s Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 5 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,866	$5,928
Policyholder dividend obligation	—	—
Other liabilities	8	39
Total Closed Block liabilities	5,874	5,967

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,198 and $3,185) (allowance for credit losses of $0 and $0)	3,200	3,390
Mortgage loans on real estate (net of allowance for credit losses of $3 and $4)	1,693	1,771
Policy loans	595	602
Cash and other invested assets	110	63
Other assets	49	90
Total assets designated to the Closed Block	5,647	5,916

Excess of Closed Block liabilities over assets designated to the Closed Block	227	51
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $0 and $(43)	12	172
Maximum future earnings to be recognized from Closed Block assets and liabilities	$239	$223

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenues:
Premiums and other income	$33	$39
Net investment income (loss)	58	60
Investment gains (losses), net	1	—
Total revenues	92	99

Benefits and Other Deductions:
Policyholders’ benefits and dividends	76	106
Other operating costs and expenses	—	1
Total benefits and other deductions	76	107
Net income (loss), before income taxes	16	(8)
Income tax (expense) benefit	1	(1)
Net income (loss)	$17	$(9)

A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Beginning balance	$—	$160
Unrealized investment gains (losses)	—	(132)
Ending balance	$—	$28

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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

Liabilities for Variable Annuity Contracts with GMDB and GMIB Features without NLG Rider Feature
The change in the liabilities for variable annuity contracts with GMDB and GMIB features and without a NLG feature are summarized in the tables below. The amounts for the direct contracts (before reinsurance ceded) and assumed contracts are reflected in the consolidated balance sheets in future policy benefits and other policyholders’ liabilities. The amounts for the ceded contracts are reflected in the consolidated balance sheets in amounts due from reinsurers. The amounts for the ceded GMIB that are reflected in the consolidated balance sheets in GMIB reinsurance contract asset are at fair value.
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three Months Ended March 31, 2022 and 2021

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, January 1, 2022	$5,011	$(2,237)	$5,952	$(4,207)
Paid guarantee benefits	(133)	56	(121)	16
Other changes in reserve	223	(93)	250	263
Balance, March 31, 2022	$5,101	$(2,274)	$6,081	$(3,928)

Balance, January 1, 2021	$5,093	$(84)	$6,025	$(2,859)
Paid guarantee benefits	(133)	4	(91)	13
Other changes in reserve	123	(1)	32	713
Balance, March 31, 2021	$5,083	$(81)	$5,966	$(2,133)

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
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of March 31, 2022 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.
Direct Variable Annuity Contracts with GMDB and GMIB Features as of March 31, 2022

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$16,395	$86	$50	$156	$16,687
Separate Accounts	55,292	8,977	3,107	31,437	98,813
Total Account Values	$71,687	$9,063	$3,157	$31,593	$115,500

NAR, gross	$167	$323	$1,486	$18,079	$20,055
NAR, net of amounts reinsured	$162	$289	$1,057	$9,363	$10,871

Average attained age of policyholders (in years)	51.5	69.3	75.6	71.3	55.6
Percentage of policyholders over age 70	11.8%	52.0%	73.1%	57.9%	20.8%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$15	$201	$216
Separate Accounts	—	—	24,220	33,461	57,681
Total Account Values	$—	$—	$24,235	$33,662	$57,897

NAR, gross	$—	$—	$586	$8,673	$9,259
NAR, net of amounts reinsured	$—	$—	$188	$3,539	$3,727

Average attained age of policyholders (in years)	N/A	N/A	65.2	71.0	68.8
Weighted average years remaining until annuitization	N/A	N/A	5.9	0.6	2.6
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance” in Note 11 of the Notes to the Consolidated Financial Statements 2021 Form 10-K.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Investment in Variable Insurance Trust Mutual Funds

	March 31, 2022		December 31, 2021
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$48,377	$18,106	$52,744	$20,009
Fixed income	5,086	2,330	5,384	2,505
Balanced	44,287	36,984	48,152	40,228
Other	1,063	261	1,025	264
Total	$98,813	$57,681	$107,305	$63,006

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

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance, January 1, 2022	1,090	(928)	162
Paid guarantee benefits	(8)	—	(8)
Other changes in reserves	24	(1)	23
Balance at March 31, 2022	$1,106	$(929)	$177

Balance, January 1, 2021	1,016	(883)	133
Paid guarantee benefits	(15)	—	(15)
Other changes in reserves	44	(18)	26
Balance at March 31, 2021	$1,045	$(901)	$144

7)    FAIR VALUE DISCLOSURES
U.S. GAAP establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of March 31, 2022 and December 31, 2021, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Fair Value Measurements as of March 31, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$44,031	$1,672	$45,703
U.S. Treasury, government and agency	—	9,202	—	9,202
States and political subdivisions	—	591	32	623
Foreign governments	—	1,083	—	1,083
Residential mortgage-backed (2)	—	81	—	81
Asset-backed (3)	—	7,063	332	7,395
Commercial mortgage-backed	—	3,205	238	3,443
Redeemable preferred stock	—	48	—	48
Total fixed maturities, AFS	—	65,304	2,274	67,578
Other equity investments	219	440	6	665
Trading securities	203	180	—	383
Other invested assets:
Short-term investments	—	—	—	—
Assets of consolidated VIEs/VOEs	—	—	5	5
Swaps	—	(584)	—	(584)
Credit default swaps	—	(2)	—	(2)
Options	—	6,316	—	6,316
Total other invested assets	—	5,730	5	5,735
Cash equivalents	1,266	794	—	2,060
Amounts due from reinsurer (5)	—	—	5,056	5,056
GMIB reinsurance contracts asset	—	—	1,742	1,742
Separate Accounts assets (4)	129,928	2,880	—	132,808
Total Assets	$131,616	$75,328	$9,083	$216,027

Liabilities:
GMxB derivative features’ liability	$—	$—	$6,924	$6,924
SCS, SIO, MSO and IUL indexed features’ liability	—	6,018	—	6,018
Total Liabilities	$—	$6,018	$6,924	$12,942
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of March 31, 2022 the fair value of such investments was $414 million.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
The Company also issues certain benefits on its variable annuity products that are accounted for as derivatives and are also considered Level 3. The GMIB NLG feature allows the policyholder to receive guaranteed minimum lifetime annuity payments based on predetermined annuity purchase rates applied to the contract’s benefit base if and when the contract account value is depleted and the NLG feature is activated. The GMWB feature allows the policyholder to withdraw at minimum, over the life of the contract, an amount based on the contract’s benefit base. The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base. The GMAB feature increases the contract account value at the end of a specified period to a GMAB base. The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted. This lifetime annuity is based on predetermined annuity purchase rates applied to a GIB base.
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
The valuations of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and equity projections of Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the U.S. Treasury curve for non-performance risk is made to the fair values of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMIB NLG feature to reflect the claims-paying ratings of counterparties and the Company. Equity and fixed income volatilities were modeled to reflect current market volatilities. Due to the unique, long duration of the GMIB NLG feature and GMIB NLG Reinsurance , adjustments were made to the equity volatilities to remove the illiquidity bias associated with the longer tenors and risk margins were applied to the non-capital markets inputs to the GMIB NLG valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $166 million and $148 million as of March 31, 2022 and December 31, 2021, respectively, to recognize incremental counterparty non-performance risk.
After giving consideration to collateral arrangements, the Company reduced the fair value of its Amounts due from Reinsurers by $215 million and $210 million at March 31, 2022 and December 31, 2021 to recognize incremental counterparty non-performance risk.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Transfers of Financial Instruments Between Levels 2 and 3
During the three months ended March 31, 2022, fixed maturities with fair values of $8 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $70 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 1.4% of total equity as of March 31, 2022.
During the three months ended March 31, 2021, fixed maturities with fair values of $549 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $2 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 8.0% of total equity as of March 31, 2021.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the three months ended March 31, 2022 and 2021, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, January 1, 2022	$1,493	$35	$20	$8
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	1	—	—	—
Subtotal	2	—	—	—
Other comprehensive income (loss)	(30)	(3)	(1)	—
Purchases	231	—	219	325
Sales	(86)	—	—	(1)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	70	—	—	—
Transfers out of Level 3 (1)	(8)	—	—	—
Balance, March 31, 2022	$1,672	$32	$238	$332
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(28)	$(2)	$(1)	$—

Balance, January 1, 2021	$1,687	$39	$—	$20

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1		—	—
Investment gains (losses), net	(6)		—	—
Subtotal	(5)	—	—	—
Other comprehensive income (loss)	9	(1)	—	—
Purchases	165	—	4	50
Sales	(67)	—	—	(5)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	2	—	—	—
Transfers out of Level 3 (1)	(549)	—	—	—
Balance, March 31, 2021	$1,242	$38	$4	$65
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$9	$(1)	$—	$—

______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2022 and March 31, 2021, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Other Equity Investments (6)	Amounts Due from Reinsurers	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2022	$13	$5,815	$2,068	$1	$(8,525)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—		—	—	—
Net derivative gains (losses) (1)	—	(767)	(320)	—	1,688
Total realized and unrealized gains (losses)	—	(767)	(320)	—	1,688
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	—	34	10	—	(118)
Sales (3)	—	(26)	(16)	(1)	31
Other (5)	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, March 31, 2022	$11	$5,056	$1,742	$—	$(6,924)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (5)	$—	$(767)	$(320)	$—	$1,688
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (5)	$—	$—	$—	$—	$—

Balance, January 1, 2021	$15	$—	$2,859	$1	$(10,936)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses)	—	—	(724)	—	3,357
Total realized and unrealized gains (losses)	—	—	(724)	—	3,357
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	—	—	12	—	(117)
Sales (3)	(1)	—	(14)	—	15
Change in estimate (4)	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	(1)	—
Balance, March 31, 2021	$12	$—	$2,133	$—	$(7,681)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (5)	$—	$—	$(724)	$—	$3,357
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (5)	$—	$—	$—	$—	$—

______________
(1)For the three months ended March 31, 2022 and 2021, the Company’s non-performance risk impact of $483 million and $84 million for the GMxB Derivative Features Liability, $(45) million and $(16) million for the GMIB Reinsurance Contract Asset, and $(42) million and $0 million for the Amounts due from Reinsurers, respectively, is recorded through Net derivative gains (losses).
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
(5)For instruments held as of March 31, 2022 and March 31, 2021, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(6)Other Equity Investments include other invested assets.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2022 and December 31, 2021, respectively.

Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$325	Matrix pricing model	Spread over Benchmark	20 bps - 299 bps	105 bps
	891	Market comparable companies	EBITDA multiples Discount Rate Cashflow Multiples Loan to Value	5.0x - 77.6x 7.2% - 33.6% 0.5x - 11.6x 0.0% - 62.1%	13.9x 9.8% 6.4x 30.0%
Other equity investments	4	Market comparable companies	Revenue multiple	7.7x - 9.5x	9.2x

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
GMIB reinsurance contract asset	1,742	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45% - 20.86% 0.27% - 8.66% 0.04% - 60.44% 82 bps - 130 bps 9% - 32% 0.01% - 0.17% 0.06% - 0.53% 0.31% - 40.00%	2.78% 0.91% 5.28% 84 bps 24% 2.85% (same for all ages) (same for all ages)
Amount Due from Reinsurers	5,056	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45% - 20.86% 0.27% - 8.66% 0.04% - 60.44% 48 bps 9% - 32% 0.01% - 0.17% 0.06% - 0.53% 0.31% - 40.00%	1.79% 1.15% 7.40% 48 bps 24% 2.17% (same for all ages) (same for all ages)
Liabilities:
GMIB NLG	6,936	Discounted cash flow	Non-performance risk Lapse Withdrawal Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	151 bps 1.04% - 23.57% 0.27% - 8.66% 0.03% - 100.00% 0.01% - 0.19% 0.07% - 0.57% 0.44% - 43.60%	151 bps 3.69% 1.03% 5.37% 1.62% (same for all ages) (same for all ages)
GWBL/GMWB	83	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.60% - 20.86% 0.00% - 8.00% 100% once starting 9% - 32% 151 bps	2.78% 0.91% 24%
GIB	(93)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.60% - 20.86% 0.13% - 8.66% 0.04% - 100.00% 9% - 32% 151 bps	2.78% 0.91% 5.28% 24%
GMAB	(3)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk	0.60% - 20.86% 9% - 32% 151 bps	2.78% 24%
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
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$248	Matrix pricing model	Spread over benchmark	20 - 270 bps	146 bps
	888	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to Value	4.9x - 62.3x 6.2% - 21.5% 0.5x -10.0x 3.1%-63.4%	13.0x 9.1% 5.5x 30.8%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Other equity investments	4	Market comparable companies	Revenue multiple	7.8x - 10.3x	9.5x
GMIB reinsurance contract asset	2,068	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	57 bps - 93 bps 0.45%-20.86% 0.27%-8.66% 0.04%-60.44% 11%-31% 0.01%-0.17% 0.06%-0.53% 0.31%-40.00%	60 bps 2.65% 0.93% 5.27% 24% 2.79% (same for all ages) (same for all ages)
Amount Due from Reinsurers	5,813	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	37 bps 0.45%-20.86% 0.27%-8.66% 0.04%-60.44% 11%-31% 0.01%-0.17% 0.06%-0.53% 0.31%-40.00%	37 bps 1.70% 1.18% 7.20% 24% 2.17% (same for all ages) (same for all ages)
Liabilities:
GMIB NLG	8,503	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality rates (1): Ages 0 - 40 Ages 41 - 60 Ages 61 - 115	111 bps 1.04%-23.57% 0.27%-8.66% 0.03%-100.00% 0.01%-0.19% 0.07%-0.57% 0.44%-43.60%	111 bps 3.55% 1.04% 5.24% 1.62% (same for all ages) (same for all ages)
GWBL/GMWB	99	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	111 bps 0.60%-20.86% 0.00%-8.00% 100% once starting 11%-31%	2.65% 0.93% 24%
GIB	(75)	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Utilization rates Volatility rates - Equity	111 bps 0.60%-20.86% 0.13%-8.66% 0.04%-100.00% 11%-31%	2.65% 0.93% 5.27% 24%
GMAB	(3)	Discounted cash flow	Non-performance risk Lapse rates Volatility rates - Equity	111 bps 0.60%-20.86% 11%-31%	2.65% 24%
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
Excluded from the tables above as of March 31, 2022 and December 31, 2021, respectively, are approximately $1.1 billion and $430 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
•The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique. The significant unobservable input to the matrix pricing model

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of March 31, 2022 and December 31, 2021, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of March 31, 2022 and December 31, 2021, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
The significant unobservable inputs used in the fair value measurement of the Company’s GMIB NLG liability and GMIB NLG Reinsurance are lapse rates, withdrawal rates, GMIB utilization rates, adjustment for non-performance risk and NLG forfeiture rates. NLG forfeiture rates are caused by excess withdrawals above the annual GMIB accrual rate that cause the NLG to expire. Significant decreases in lapse rates, NLG forfeiture rates, adjustment for non-performance risk and GMIB utilization rates would tend to increase the GMIB NLG liability and GMIB NLG Reinsurance, while decreases in withdrawal rates and volatility rates would tend to decrease the GMIB NLG liability and GMIB NLG Reinsurance.
The significant unobservable inputs used in the fair value measurement of the Company’s GMWB and GWBL liability are lapse rates and withdrawal rates. Significant increases in withdrawal rates or decreases in lapse rates in isolation would tend to increase these liabilities. Increases in volatility would increase these liabilities.
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values as of March 31, 2022 and December 31, 2021 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements are presented in the table below:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2022:
Mortgage loans on real estate	$14,435	$—	$—	$13,894	$13,894
Policy loans	$3,533	$—	$—	$4,423	$4,423
Loans to affiliates	$1,900	$—	$1,861	$—	$1,861
Policyholders’ liabilities: Investment contracts	$1,895	$—	$—	$1,865	$1,865
FHLB funding agreements	$6,088	$—	$6,047	$—	$6,047
FABN funding agreements	$6,673	$—	$6,271	$—	$6,271
Separate Accounts liabilities	$11,785	$—	$—	$11,785	$11,785

December 31, 2021:
Mortgage loans on real estate	$14,016			$14,291	$14,291
Policy loans	$3,540			$4,512	$4,512
Loans to affiliates	$1,900		$1,974		$1,974
Policyholders’ liabilities: Investment contracts (1)	$1,916			$1,980	$1,980
FHLB funding agreements	$6,647		$6,679		$6,679
FABN funding agreements	$6,689		$6,626		$6,626
Separate Accounts liabilities	$11,620			$11,620	$11,620
_____________
(1) Reflects transfer of certain policyholders account balances to future policyholder benefits and other policyholders liabilities related to structured settlement which occurred during July 2021.
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
8)    INCOME TAXES
Income tax expense for the three months ended March 31, 2022 and 2021 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
9)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three months ended.

10)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of March 31, 2022 and December 31, 2021 follow:

	March 31,	December 31,
	2022	2021
	(in millions)
Unrealized gains (losses) on investments	$(1,154)	$2,362
Defined benefit pension plans	(5)	(5)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$(1,159)	$2,357

The components of OCI, net of taxes for the three months ended March 31, 2022 and 2021, follow:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Three Months Ended March 31,
	2022	2021
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(4,795)	$(3,868)
(Gains) losses reclassified into net income (loss) during the period (1)	261	(164)
Net unrealized gains (losses) on investments	(4,534)	(4,032)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	1,018	918
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(935) and $828)	(3,516)	(3,114)
Other comprehensive income (loss), attributable to Equitable Financial	$(3,516)	$(3,114)
____________
(1)See “Reclassification adjustments” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(70) million and $44 million for the three months ended March 31, 2022 and 2021, respectively.
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
11)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Balance, beginning of period	$28	$41
Net earnings (loss) attributable to redeemable noncontrolling interests	$(1)	$—
Purchase/change of redeemable noncontrolling interests	$2	$7
Balance, end of period	$29	$48

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from Equitable Financial, which were subsequently subjected to the volatility management strategy and who suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that Equitable Financial implemented the volatility management strategy in violation of applicable law. Plaintiff seeks an award of damages individually and on a classwide basis, and costs and disbursements, including attorneys’ fees, expert witness fees and other costs. In 2015, the case was transferred to the Southern District of New York and, in 2018, transferred back to Connecticut Superior Court. In August 2019, the court granted Equitable Financial’s motion to strike, which sought dismissal of the complaint, and in September 2019, Plaintiff filed an Amended Class Action Complaint. Equitable Financial filed renewed motions to strike and to dismiss and for an entry of judgment in October 2019. In August 2020, the court granted Equitable Financial’s motion for entry of judgment. Plaintiff filed a notice of appeal and in February 2022, the Connecticut Appellate Court reversed the Superior Court’s entry of judgement. In April 2022, the Connecticut Supreme Court granted Equitable Financial’s petition to review the decision of the Connecticut Appellate Court. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies opted out of the Brach class action. Most opt-out policies are not yet the subject of litigation. Others filed suit previously, including five federal actions that have been coordinated with the Brach action and contain similar allegations along with additional allegations for violations of state consumer protection statutes and common law

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
fraud. In March 2022, the federal district court issued a summary judgment decision, denying in significant part but granting in part Equitable Financial’s motion and denying the motion filed by plaintiffs in the coordinated actions. Equitable Financial has commenced settlement discussions with the Brach class action plaintiffs and plaintiffs in the coordinated actions. No assurances can be given about the outcome of those settlement discussions. Equitable Financial has settled actual and threatened litigations challenging the COI increase by individual policyowners and one entity that invested in numerous policies purchased in the life settlement market. Two actions are also pending against Equitable Financial in New York state court. Equitable Financial is vigorously defending each of these matters.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $286 million and pledged collateral with a carrying value of $9.9 billion as of March 31, 2022.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4 of the Notes to these Consolidated Financial Statements. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Three Months Ended March 31, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at March 31, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,353	$13,688	$14,435	$—	$—	$4,606
Long-term funding agreements:
Due in years two through five	1,290	13	—	—	—	1,303
Due in more than five years	—	175	—	—	—	175
Total long-term funding agreements	1,290	188	—	—	—	1,478
Total funding agreements (1)	$6,643	$13,876	$14,435	$—	$—	$6,084
____________

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
(1)The $4 million and $4 million difference between the funding agreements carrying value shown in fair value table for March 31, 2022 and December 31, 2021, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
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
Change in FABN Funding Agreements during the Three Months Ended March 31, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at March 31, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$—	$—	$—	$—
Long-term funding agreements:
Due in years two through five	4,600	—	—	—	—	—	4,600
Due in more than five years	2,119	—	—	—	—	(16)	2,103
Total long-term funding agreements	6,719	—	—	—	—	(16)	6,703
Total funding agreements (1)	$6,719	$—	$—	$—	$—	$(16)	$6,703
_____________
(1)The $31 million and $70 million difference between the funding agreements notional value shown and carrying value table as of March 31, 2022 and December 31, 2021, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of March 31, 2022, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of March 31, 2022. The Company had $914 million of commitments under existing mortgage loan agreements as of March 31, 2022.
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
13)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
As of March 31, 2022, the following three prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021. Application of the permitted practice partially mitigates the Regulation 213 impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus. The impact of the application of this permitted practice was an increase of approximately $1.0 billion in statutory special surplus funds and a decrease of $373 million in statutory net income as of and for the three months ended March 31, 2022, which will be amortized over 5 years for each of the retrospective and prospective components. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
The NYDFS recognizes only SAP for determining and reporting the financial condition and results of operations of an insurance company, in order to determine its solvency under the New York State Insurance Laws. The NAIC Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the State of New York. However, New York Regulation 213 (“Reg 213”), adopted in May of 2019 and as amended in February 2020 and March 2021, differs from the NAIC variable annuity reserve and capital framework. Reg 213 requires Equitable Financial to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that in current market conditions imposes more conservative reserving requirements for variable annuity contracts than the NAIC standard. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of March 31, 2022, Equitable Financial’s Reg 213 reserves are phased in at 60%. The impact of the application of Reg 213 was a decrease of approximately $1.8 billion in statutory surplus as of March 31, 2022 compared to statutory surplus under the NAIC variable annuity framework. Additionally, the continued application of Reg 213 resulted in a corresponding decrease of $541 million in statutory net income for the three month period ended March 31, 2022, which was largely offset by net income gains on our hedging program during the same period.
During Q4, 2020, the Company received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our Equi-Vest product Structured Investment Option, to change the accounting basis of the two Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $827 million in statutory surplus and no impact in statutory net income as of and for the three months ended March 31, 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Note Regarding Forward-looking Statements and Information” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in Equitable Financial’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of Equitable Financial’s financial condition and results of operations and not the financial condition and results of operations of Equitable Holdings, Inc. (“Holdings”).
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
COVID-19 Impact
We continue to closely monitor COVID-19 developments and the impact on our business, operations and investment portfolio. The pandemic’s impact on us depends on future developments that are highly uncertain, including the scope and duration of the pandemic and any recovery period, the emergence and spread of COVID-19 variants, the availability, adoption and efficacy of COVID-19 treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19. It is not possible to predict or estimate the longer-term effects of the COVID-19 pandemic, on the economy and on our business, results of operations, and financial condition, including the impact on our investment portfolio or the need for us to revisit or revise targets previously provided to the markets and/or aspects of our business model. For additional information regarding the actual and potential impacts of the COVID-19 pandemic and action we have taken to mitigate certain impacts, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—COVID-19 Impact” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investment Portfolio” in the 2021 Form 10-K.
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
An additional source of net income (loss) volatility is the impact of the Company’s annual actuarial assumption review. See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results”, for further detail of the impact of assumption updates on net income (loss) in first quarter 2022.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Consolidated Financial Statements and “Summary of Critical Accounting Estimates—Liability for Future Policy Benefits included in the 2021 Form 10-K”.

Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, volatility in financial markets, economic growth, inflationary pressures, fuel and energy costs, supply chain disruptions, low interest rates, changes in fiscal or monetary policy and geopolitical tensions.
The invasion of Ukraine by Russia and the sanctions and other measures being imposed in response to this conflict significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors, including interest rates, which are anticipated to continue to rise in 2022 based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility, coupled with prevailing interest rates remaining below historical averages despite inflationary pressures, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Quantitative and Qualitative Disclosures About Market Risk”.
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

Regulatory Developments
We are regulated primarily by the NYDFS, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve, capital requirements and profitability of the industry and result in increased regulation and oversight for the industry. For additional information on the regulatory developments and risk we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the 2021 Form 10-K.
Climate Risks. In March 2022, the SEC released proposed rule changes on climate-related disclosure. The proposed rule changes would require companies to include certain climate-related disclosures including information about climate-related risks that have had or reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to the audited financial statements. Among other things, the required information about climate-related risks also would include disclosure of a company’s greenhouse gas emissions, information about climate-related targets and goals, and if a transition plan, has been adopted as part of climate-related risk management strategy, and requires extensive attestation requirements. If adopted as proposed, the rule changes are expected to result in additional compliance and reporting costs.
Privacy and Security of Customer Information and Cybersecurity Regulation. In March 2022, the SEC released proposed rules enhancing cybersecurity risk and management disclosure requirements for companies. If enacted, the proposed rules would, among other things, require disclosure of any material cybersecurity incident on its Form 8-K within four business days of determining that the incident it has experienced is material. They would also require periodic disclosures of, among other things, (i) details on the company’s cybersecurity policies and procedures, (ii) cybersecurity governance, oversight policies and risk management policies, including the board of directors’ oversight of cybersecurity risks, (iii) the relevant expertise of members of the board of directors with respect to cybersecurity issues and (iv) details of any cybersecurity incident that was previously disclosed on Form 8-K, as well as any undisclosed incidents that were non-material, but have become material in the aggregate.
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
The following table summarizes our consolidated statements of income (loss) for the three months ended March 31, 2022 and 2021:

Consolidated Statement of Income (Loss)

	Three Months Ended March 31,
	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$767	$880
Premiums	189	205
Net derivative gains (losses)	745	(2,778)
Net investment income (loss)	755	836
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	10	1
Other investment gains (losses), net	(332)	182
Total investment gains (losses), net	(322)	183
Investment management and service fees	193	283
Other income	22	14
Total revenues	2,349	(377)

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	945	823
Interest credited to policyholders’ account balances	292	270
Compensation and benefits	45	81
Commissions	171	182
Interest expense	—	1
Amortization of deferred policy acquisition costs	149	62
Other operating costs and expenses	267	399
Total benefits and other deductions	1,869	1,818
Income (loss) from continuing operations, before income taxes	480	(2,195)
Income tax (expense) benefit	(66)	587
Net income (loss)	414	(1,608)
Less: Net income (loss) attributable to the noncontrolling interest	(1)	—
Net income (loss) attributable to Equitable Financial	$415	$(1,608)

The following discussion compares the results for the three months ended March 31, 2022 to the three months ended March 31, 2021.
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Net Income (Loss) Attributable to Equitable Financial
Net loss attributable to Equitable Financial decreased by $2.0 billion, to a Net income of $415 million for the three months ended March 31, 2022 from a Net loss of $1.6 billion for the three months ended March 31, 2021, primarily driven by the following notable items:
Favorable items included:
•Net derivative gains increased by $3.5 billion mainly due to reduced interest rate positions and equity market depreciation during the first quarter 2022 as compared to the first quarter 2021.
•Compensation, benefits and other operating expenses decreased by $168 million mainly due to lower litigation reserve accruals and lower incremental compensation expense.
•Commissions decreased by $11 million mainly due to an increase in deferred commissions.

These were partially offset by the following unfavorable items:
•Net investment gains decreased by $505 million primarily due to rebalancing in the General Account portfolio associated with the Venerable Transaction and the rebalancing program to reduce duration during the first quarter 2022.
•Fee-type revenue decreased by $211 million mainly due to impacts of fee-income ceded to Venerable, partially offset by higher fees in our Employer Sponsored business as a result of higher average Separate Accounts AV.
•Amortization of DAC increased by $87 million mainly due to unfavorable markets during first quarter 2022 compared to favorable markets during first quarter 2021 and a one time adjustment and refinements from the first quarter 2021.
•Policyholders’ benefits increased by $122 million mainly due to equity market depreciation in the first quarter 2022 compared to equity market appreciation during the first quarter 2021(offset in Net Derivative gains). This impact in the first quarter 2022 was mitigated by the Venerable Transaction.
•Net investment income decreased by $81 million mainly driven by lower average assets related to the Venerable Transaction and lower income from seed capital investments and equity securities.
•Income tax benefit decreased by $653 million primarily driven by higher pre-tax income.
See “—Significant Factors Impacting Our Results—Assumption Updates and Model Changes” for more information regarding the assumption update.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in our consolidated financial statements included elsewhere herein. For a discussion of our significant accounting policies, see Note 2 to the Company’s consolidated financial statements included in our 2021 Form 10-K. The most critical estimates include those used in determining:
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2021 in "Quantitative and Qualitative Disclosures About Market Risk".
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective.
During the first quarter 2022, we implemented a new accounting and financial reporting system, including the general ledger. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new general ledger. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 12 of the Notes to the Consolidated Financial Statements in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2021. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
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

Date: May 12, 2022	EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2022		/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)