Form 10-Q
period 2022-06-30
Equitable Financial Life Insurance Co
filed 2022-08-04
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2022, 2,000,000 shares of the registrant’s Common Stock , $1.25 par value were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $69,340 and $68,636) (allowance for credit losses of $19 and $22)	$62,674	$73,076
Mortgage loans on real estate (net of allowance for credit losses of $64 and $62)	14,463	14,016
Policy loans	3,544	3,540
Other equity investments (1)	2,968	2,759
Trading securities, at fair value	345	379
Other invested assets	1,443	2,910
Total investments	85,437	96,680
Cash and cash equivalents	2,316	1,815
Deferred policy acquisition costs	5,490	4,267
Amounts due from reinsurers (allowance for credit losses of $6 and $5) (includes amounts accounted for at fair value of $4,681 and $5,813) (3)	12,399	13,300
Loans to affiliates	1,900	1,900
GMIB reinsurance contract asset, at fair value	1,612	2,068
Current and deferred income taxes	2,302	842
Other assets	4,782	3,023
Separate Accounts assets	113,780	143,912
Total Assets	$230,018	$267,807

LIABILITIES
Policyholders’ account balances	$74,908	$75,467
Future policy benefits and other policyholders' liabilities	34,193	36,851
Broker-dealer related payables	174	630
Amounts due to reinsurers	125	135
Other liabilities	3,316	2,078
Separate Accounts liabilities	113,780	143,912
Total Liabilities	$226,496	$259,073
Redeemable noncontrolling interest (2)	$21	$28
Commitments and contingent liabilities (Note 12)

EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	8,539	8,546
Accumulated deficit	(206)	(2,199)
Accumulated other comprehensive income (loss)	(4,834)	2,357
Total Equity	3,501	8,706
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$230,018	$267,807
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$735	$890	$1,502	$1,770
Premiums	166	188	355	393
Net derivative gains (losses)	2,150	(1,138)	2,895	(3,916)
Net investment income (loss)	695	934	1,450	1,770
Investment gains (losses), net:
Credit losses on available-for-sale debt securities and loans	(9)	5	1	6
Other investment gains (losses), net	(233)	405	(565)	587
Total investment gains (losses), net	(242)	410	(564)	593
Investment management and service fees	181	280	374	563
Other income	25	27	47	41
Total revenues	3,710	1,591	6,059	1,214

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	805	852	1,750	1,675
Interest credited to policyholders’ account balances	287	286	579	556
Compensation and benefits	44	54	89	135
Commissions	164	172	335	354
Interest expense	—	—	—	1
Amortization of deferred policy acquisition costs	136	187	285	249
Other operating costs and expenses	305	225	572	624
Total benefits and other deductions	1,741	1,776	3,610	3,594
Income (loss) from continuing operations, before income taxes	1,969	(185)	2,449	(2,380)
Income tax (expense) benefit	(387)	12	(453)	599
Net income (loss)	1,582	(173)	1,996	(1,781)
Less: Net income (loss) attributable to the noncontrolling interest	(3)	1	(4)	1
Net income (loss) attributable to Equitable Financial	$1,585	$(174)	$2,000	$(1,782)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,582	$(173)	$1,996	$(1,781)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(3,675)	1,159	(7,191)	(1,955)
Other comprehensive income (loss), net of income taxes	(3,675)	1,159	(7,191)	(1,955)
Comprehensive income (loss)	(2,093)	986	(5,195)	(3,736)
Less: Comprehensive income (loss) attributable to the noncontrolling interest (1)	(3)	1	(4)	1
Comprehensive income (loss) attributable to Equitable Financial	$(2,090)	$985	$(5,191)	$(3,737)
_____________
(1)See Note 10 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Three Months Ended June 30,
	Equitable Financial Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
April 1, 2022	$2	$8,530	$(1,791)	$(1,159)	$5,582	$—	$5,582
Net income (loss)	—	—	1,585	—	1,585	—	1,585
Other comprehensive income (loss)	—	—	—	(3,675)	(3,675)	—	(3,675)
Other	—	9	—	—	9	—	9
June 30, 2022	$2	$8,539	$(206)	$(4,834)	$3,501	$—	$3,501

April 1, 2021	$2	$7,827	$(2,403)	$1,481	$6,907	$—	$6,907
Dividend to parent company	—	—	(7)	—	(7)	—	(7)
Capital contribution from parent company	—	750	—	—	750	—	750
Net income (loss)	—	—	(174)	—	(174)	—	(174)
Other comprehensive income (loss)	—	—	—	1,159	1,159	—	1,159
Other	—	(46)	—	—	(46)	—	(46)
June 30, 2021	$2	$8,531	$(2,584)	$2,640	$8,589	$—	$8,589

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Six Months Ended June 30,
	Equitable Financial Equity
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2022	$2	$8,546	$(2,199)	$2,357	$8,706	$—	$8,706
Net income (loss)	—	—	2,000	—	2,000	—	2,000
Other comprehensive income (loss)	—	—	—	(7,191)	(7,191)	—	(7,191)
Other	—	(7)	(7)	—	(14)	—	(14)
June 30, 2022	$2	$8,539	$(206)	$(4,834)	$3,501	$—	$3,501

January 1, 2021	$2	$7,841	$(795)	$4,595	$11,643	$—	$11,643
Dividend to parent company	—	—	(7)	—	(7)	—	(7)
Capital contribution from parent company	—	750	—	—	750	—	750
Net income (loss)	—	—	(1,782)	—	(1,782)	—	(1,782)
Other comprehensive income (loss)	—	—	—	(1,955)	(1,955)	—	(1,955)
Other	—	(60)	—	—	(60)	—	(60)
June 30, 2021	$2	$8,531	$(2,584)	$2,640	$8,589	$—	$8,589

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income (loss)	$1,996	$(1,781)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	579	556
Policy charges and fee income	(1,502)	(1,770)
Net derivative (gains) losses	(2,895)	3,916
Credit losses on AFS debt securities and loans	(1)	(6)
Investment (gains) losses, net	565	(587)
Realized and unrealized (gains) losses on trading securities	46	42
Non-cash long-term incentive compensation expense	23	(31)
Amortization and depreciation	235	188
Equity (income) loss from limited partnerships	(159)	(219)
Changes in:
Reinsurance recoverable (1)	(596)	(755)
Capitalization of deferred policy acquisition costs	(373)	(341)
Future policy benefits	321	126
Current and deferred income taxes	451	(605)
Other, net	(330)	379
Net cash provided by (used in) operating activities	$(1,640)	$(888)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$12,218	$20,494
Mortgage loans on real estate	713	543
Trading account securities	67	4,529
Real estate joint ventures	—	—
Short-term investments	(14)	81
Other	204	1,096
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(13,524)	(26,007)
Mortgage loans on real estate	(1,175)	(741)
Trading account securities	(79)	(98)
Short-term investments	—	(5)
Other	(485)	(1,783)
Cash settlements related to derivative instruments, net	761	(6,119)
Issuance of loans to affiliates	—	(1,000)
Repayments of loans to affiliates	—	—
Investment in capitalized software, leasehold improvements and EDP equipment	1	(26)
Other, net	137	(15)
Net cash provided by (used in) investing activities	$(1,176)	$(9,051)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$6,855	$9,718
Withdrawals	(3,006)	(3,143)
Transfers (to) from Separate Accounts	937	1,025
Change in collateralized pledged assets	66	67
Change in collateralized pledged liabilities	(1,524)	1,266
Capital contribution from parent company	—	750
Shareholder dividend paid	—	(7)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	—	8
Other, net	(11)	28
Net cash provided by (used in) financing activities	$3,317	$9,712

Change in cash and cash equivalents	501	(227)
Cash and cash equivalents, beginning of year	1,815	2,043
Cash and cash equivalents, end of year	$2,316	$1,816

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$3	$1
Transfer of assets to reinsurer	$—	$(9,023)
______________
(1) Amount includes cash paid for Venerable Transaction of $494 million .See Note 1 of the Notes to these Consolidated Financial Statements.

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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “second quarter 2022” and “second quarter 2021” refer to the three months ended June 30, 2022 and 2021, respectively. The terms “first six months of 2022” and “first six months of 2021” refer to the six months ended June 30, 2022 and 2021, respectively.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

The impact on total equity of applying this ASU is estimated to be positive to the current amount of reported total equity as of June 30, 2022. As of June 30, 2022, a positive impact to AOCI is expected due to increases in the Company’s estimate of its non-performance risk on variable annuity guarantees accounted for as MRBs for the first time under the guidance. The estimated impact to the retained earnings element of total equity as of June 30, 2022, due to accounting for variable annuity guarantees as MRBs that are not currently measured at fair value, is mitigated by the Company’s present use of a near industry low interest rate assumption of 2.25% on GMIB business. Because movements in equity markets, interest rates and credit spreads are unpredictable and at times volatile, it is possible that the estimated effects of adoption could change materially between June 30, 2022 and January 1, 2023.
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
Consolidated VIEs
As of June 30, 2022 and December 31, 2021 , the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in Other invested assets and Mortgage loans on real estate in the Company’s consolidated balance sheets at June 30, 2022 and December 31, 2021 are total assets of $193 million and $169 million, respectively related to these VIEs.
Non-Consolidated VIEs
As of June 30, 2022 and December 31, 2021, respectively, the Company held approximately $2.3 billion and $2.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $278.0 billion and $245.7 billion as of June 30, 2022 and December 31, 2021, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.3 billion and $2.1 billion and approximately $1.3 billion and $1.2 billion of unfunded commitments as of June 30, 2022 and December 31, 2021, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and DSI assets.
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change. There were no material assumption updates or model changes in the first and second quarters of 2022 or 2021.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of June 30, 2022 and December 31, 2021 was $501 million and $470 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2022 and 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2022
Fixed Maturities:
Corporate (1)	$47,317	$19	$162	$5,313	$42,147
U.S. Treasury, government and agency	7,431	—	36	593	6,874
States and political subdivisions	622	—	24	53	593
Foreign governments	1,094	—	5	140	959
Residential mortgage-backed (2)	508	—	3	8	503
Asset-backed (3)	8,681	—	4	403	8,282
Commercial mortgage-backed	3,647	—	—	375	3,272
Redeemable preferred stock	40	—	4	—	44
Total at June 30, 2022	$69,340	$19	$238	$6,885	$62,674

December 31, 2021:
Fixed Maturities:
Corporate (1)	$45,578	$22	$2,382	$214	$47,724
U.S. Treasury, government and agency	13,032	—	2,196	14	15,214
States and political subdivisions	527	—	73	3	597
Foreign governments	1,124	—	42	14	1,152
Residential mortgage-backed (2)	82	—	8	—	90
Asset-backed (3)	5,904	—	20	19	5,905
Commercial mortgage-backed	2,348	—	19	26	2,341
Redeemable preferred stock	41	—	12	—	53
Total at December 31, 2021	$68,636	$22	$4,752	$290	$73,076
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of June 30, 2022 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2022:
Contractual maturities:
Due in one year or less	$1,071	$1,065
Due in years two through five	12,955	12,537
Due in years six through ten	16,795	15,442
Due after ten years	25,624	21,529
Subtotal	56,445	50,573
Residential mortgage-backed	508	503
Asset-backed	8,681	8,282
Commercial mortgage-backed	3,647	3,272
Redeemable preferred stock	40	44
Total at June 30, 2022	$69,321	$62,674

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities for the three and six months ended June 30, 2022 and 2021:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Proceeds from sales	$3,298	$9,531	$10,634	$16,719
Gross gains on sales	$9	$554	$38	$845
Gross losses on sales	$(229)	$(38)	$(590)	$(154)

Net change in Allowance for Credit losses	$2	$(6)	$3	$(12)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$41	$34	$42	$28
Previously recognized impairments on securities that matured, paid, prepaid or sold	(11)	(1)	(13)	(1)
Recognized impairments on securities impaired to fair value this period (1)	—	—	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	1	6	1	8
Additional credit losses this period on securities previously impaired	1	1	2	5
Increases due to passage of time on previously recorded credit losses	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance at June 30,	$32	$40	$32	$40
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, April 1, 2022	$(1,277)	$244	$(213)	$262	$(984)
Net investment gains (losses) arising during the period	(5,590)	—	—	—	(5,590)
Reclassification adjustment:
Included in net income (loss)	223	—	—	—	223
Excluded from net income (loss)	—	—	—	—	—
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	607	(38)	1,007	1,576
Net unrealized investment gains (losses) excluding credit losses	(6,644)	851	(251)	1,269	(4,775)
Net unrealized investment gains (losses) with credit losses	(3)	—	1	1	(1)
Balance, June 30, 2022	$(6,647)	$851	$(250)	$1,270	$(4,776)

Balance, April 1, 2021	$3,124	$(301)	$(811)	$(423)	$1,589
Net investment gains (losses) arising during the period	2,196	—	—	—	2,196
Reclassification adjustment:					—
Included in net income (loss)	(398)	—	—	—	(398)
Excluded from net income (loss)	—	—	—	—	—
Other (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(87)	(224)	(312)	(623)
Net unrealized investment gains (losses) excluding credit losses	4,922	(388)	(1,035)	(735)	2,764
Net unrealized investment gains (losses) with credit losses	9	(1)	(2)	(1)	5
Balance, June 30, 2021	$4,931	$(389)	$(1,037)	$(736)	$2,769

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2022	$4,462	$(284)	$(977)	$(673)	$2,528
Net investment gains (losses) arising during the period	(11,655)	—	—	—	(11,655)
Reclassification adjustment:					—
Included in net income (loss)	554	—	—	—	554
Excluded from net income (loss)	—	—	—	—	—
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	1,134	727	1,941	3,802
Net unrealized investment gains (losses) excluding credit losses	(6,639)	850	(250)	1,268	(4,771)
Net unrealized investment gains (losses) with credit losses	(8)	1	—	2	(5)
Balance, June 30, 2022	$(6,647)	$851	$(250)	$1,270	$(4,776)

Balance, January 1, 2021	$8,230	$(466)	$(1,814)	$(1,250)	$4,700
Net investment gains (losses) arising during the period	(2,695)	—	—	—	(2,695)
Reclassification adjustment:					—
Included in net income (loss)	(574)	—	—	—	(574)
Excluded from net income (loss)	—	—	—	—	—
Other (1)	(31)	—	—	—	(31)
Impact of net unrealized investment gains (losses)	—	77	777	514	1,368
Net unrealized investment gains (losses) excluding credit losses	4,930	(389)	(1,037)	(736)	2,768
Net unrealized investment gains (losses) with credit losses	1	—	—	—	1
Balance, June 30, 2021	$4,931	$(389)	$(1,037)	$(736)	$2,769

(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments.

The following tables disclose the fair values and gross unrealized losses of the 4,589 issues as of June 30, 2022 and the 1,896 issues as of December 31, 2021 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2022
Fixed Maturities:
Corporate	$34,638	$4,892	$2,398	$418	$37,036	$5,310
U.S. Treasury, government and agency	5,820	582	87	11	5,907	593
States and political subdivisions	236	49	11	4	247	53

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Foreign governments	734	118	102	22	836	140
Residential mortgage-backed	438	8	1	—	439	8
Asset-backed	7,710	391	205	12	7,915	403
Commercial mortgage-backed	3,076	345	164	30	3,240	375
Total at June 30, 2022	$52,652	$6,385	$2,968	$497	$55,620	$6,882

December 31, 2021:
Fixed Maturities:
Corporate	$9,497	$150	$1,301	$62	$10,798	$212
U.S. Treasury, government and agency	947	10	103	4	1,050	14
States and political subdivisions	112	2	11	1	123	3
Foreign governments	349	6	92	8	441	14
Asset-backed	3,843	19	38	—	3,881	19
Commercial mortgage-backed	1,515	22	96	4	1,611	26
Total at December 31, 2021	$16,263	$209	$1,641	$79	$17,904	$288
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.5% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of June 30, 2022 and December 31, 2021 were $219 million and $280 million, respectively, representing 6.3% and 3.2% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of June 30, 2022 and December 31, 2021, respectively, approximately $2.9 billion and $2.8 billion, or 4.2% and 4.1%, of the $69.3 billion and $68.6 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $207 million and $18 million as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022 and December 31, 2021, respectively, the $497 million and $79 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either June 30, 2022 or December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2022, the Company determined that the unrealized loss was primarily due to increases in interest rates, credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of June 30, 2022 and December 31, 2021 was $58 million and $57 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the six months ended June 30, 2022 and 2021.
As of June 30, 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$47	$70	$57	$77
Current-period provision for expected credit losses	11	(11)	1	(18)
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off		—		—
Net change in allowance	11	(11)	1	(18)
Balance, end of period	$58	$59	$58	$59

Agricultural mortgages:
Balance, beginning of period	$6	$4	$5	$4
Current-period provision for expected credit losses	—	—	1
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	—	—	1	—
Balance, end of period	$6	$4	$6	$4

Total allowance for credit losses	$64	$63	$64	$63

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization and
•changes in credit quality.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of June 30, 2022 and December 31, 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
LTV Ratios (1)

	June 30, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$188	$—	$—	$—	$119	$1,185	$—	$—	$1,492
50% - 70%	575	1,790	1,374	276	634	2,969	221	—	7,839
70% - 90%	136	328	147	411	450	1,055	—	35	2,562
90% plus	—	—	—	—	—	—	—	—	—
Total commercial	$899	$2,118	$1,521	$687	$1,203	$5,209	$221	$35	$11,893

Agricultural:
0% - 50%	$103	$192	$214	$124	$129	$788	$—	$—	$1,550
50% - 70%	166	180	241	87	94	300	—	—	1,068
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$269	$372	$455	$211	$223	$1,104	$—	$—	$2,634
Total mortgage loans:
0% - 50%	$291	$192	$214	$124	$248	$1,973	$—	$—	$3,042
50% - 70%	741	1,970	1,615	363	728	3,269	221	—	8,907
70% - 90%	136	328	147	411	450	1,071	—	35	2,578
90% plus	—	—	—	—	—	—	—	—	—
Total mortgage loans	$1,168	$2,490	$1,976	$898	$1,426	$6,313	$221	$35	$14,527

Debt Service Coverage Ratios (2)

	June 30, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$420	$1,143	$1,243	$104	$631	$2,061	$—	$—	$5,602
1.8x to 2.0x	94	187	134	262	186	660	124	—	1,647
1.5x to 1.8x	270	275	49	266	190	1,051	68	—	2,169
1.2x to 1.5x	35	260	95	11	48	1,006	—	—	1,455
1.0x to 1.2x	—	253	—	44	148	360	29	35	869
Less than 1.0x	80	—	—	—	—	71	—	—	151
Total commercial	$899	$2,118	$1,521	$687	$1,203	$5,209	$221	$35	$11,893

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Agricultural:
Greater than 2.0x	$48	$40	$63	$22	$12	$215	$—	$—	$400
1.8x to 2.0x	11	58	36	25	14	71	—	—	215
1.5x to 1.8x	38	43	112	28	23	209	—	—	453
1.2x to 1.5x	73	156	175	100	101	332	—	—	937
1.0x to 1.2x	83	74	65	30	69	264	—	—	585
Less than 1.0x	16	1	4	6	4	13	—	—	44
Total agricultural	$269	$372	$455	$211	$223	$1,104	$—	$—	$2,634
Total mortgage loans:
Greater than 2.0x	$468	$1,183	$1,306	$126	$643	$2,276	$—	$—	$6,002
1.8x to 2.0x	105	245	170	287	200	731	124	—	1,862
1.5x to 1.8x	308	318	161	294	213	1,260	68	—	2,622
1.2x to 1.5x	108	416	270	111	149	1,338	—	—	2,392
1.0x to 1.2x	83	327	65	74	217	624	29	35	1,454
Less than 1.0x	96	1	4	6	4	84	—	—	195
Total mortgage loans	$1,168	$2,490	$1,976	$898	$1,426	$6,313	$221	$35	$14,527
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
LTV Ratios (1)

	December 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$—	$—	$184	$293	$992	$—	$—	$1,469
50% - 70%	1,944	1,286	339	619	491	2,533	139	—	7,351
70% - 90%	190	236	412	415	276	972	—	—	2,501
90% plus	—	—	—	35	5	73	—	—	113
Total commercial	$2,134	$1,522	$751	$1,253	$1,065	$4,570	$139	$—	$11,434

Agricultural:
0% - 50%	$180	$212	$128	$129	$119	$738	$—	$—	$1,506
50% - 70%	200	268	102	126	87	338	—	—	1,121
70% - 90%	—	—	—	—	—	17	—	—	17
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$380	$480	$230	$255	$206	$1,093	$—	$—	$2,644
Total mortgage loans:
0% - 50%	$180	$212	$128	$313	$412	$1,730	$—	$—	$2,975
50% - 70%	2,144	1,554	441	745	578	2,871	139	—	8,472
70% - 90%	190	236	412	415	276	989	—	—	2,518
90% plus	—	—	—	35	5	73	—	—	113
Total mortgage loans	$2,514	$2,002	$981	$1,508	$1,271	$5,663	$139	$—	$14,078

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Debt Service Coverage Ratios (2)

	December 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$1,143	$1,243	$210	$772	$485	$2,218	$—	$—	$6,071
1.8x to 2.0x	185	135	182	46	161	372	68	—	1,149
1.5x to 1.8x	275	49	284	211	166	919	48	—	1,952
1.2x to 1.5x	264	95	75	101	253	701	—	—	1,489
1.0x to 1.2x	267	—	—	88	—	287	23	—	665
Less than 1.0x	—	—	—	35	—	73	—	—	108
Total commercial	$2,134	$1,522	$751	$1,253	$1,065	$4,570	$139	$—	$11,434

Agricultural:
Greater than 2.0x	$49	$64	$25	$22	$24	$210	$—	$—	$394
1.8x to 2.0x	52	37	25	14	14	70	—	—	212
1.5x to 1.8x	43	113	28	22	41	193	—	—	440
1.2x to 1.5x	161	179	112	116	72	355	—	—	995
1.0x to 1.2x	75	83	31	77	54	226	—	—	546
Less than 1.0x	—	4	9	4	1	39	—	—	57
Total agricultural	$380	$480	$230	$255	$206	$1,093	$—	$—	$2,644
Total mortgage loans:
Greater than 2.0x	$1,192	$1,307	$235	$794	$509	$2,428	$—	$—	$6,465
1.8x to 2.0x	237	172	207	60	175	442	68	—	1,361
1.5x to 1.8x	318	162	312	233	207	1,112	48	—	2,392
1.2x to 1.5x	425	274	187	217	325	1,056	—	—	2,484
1.0x to 1.2x	342	83	31	165	54	513	23	—	1,211
Less than 1.0x	—	4	9	39	1	112	—	—	165
Total mortgage loans	$2,514	$2,002	$981	$1,508	$1,271	$5,663	$139	$—	$14,078
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of June 30, 2022 and December 31, 2021, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
June 30, 2022:
Mortgage loans:
Commercial	$—	$—	$—	$—	$11,893	$11,893	$—	$11,893	$—	$—
Agricultural	9	1	19	29	2,589	2,618	16	2,634	—	—
Total	$9	$1	$19	$29	$14,482	$14,511	$16	$14,527	$—	$—
December 31, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$11,434	$11,434	$—	$11,434	$—	$—
Agricultural	1	1	25	27	2,601	2,628	16	2,644	—	—
Total	$1	$1	$25	$27	$14,035	$14,062	$16	$14,078	$—	$—
_______________
(1)Amounts presented at amortized cost basis.

As of June 30, 2022 and December 31, 2021, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $13 million and $14 million, respectively.
Troubled Debt Restructuring
During the three and six months ended June 30, 2022 and 2021, the Company identified an immaterial amount of TDRs.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three and six months ended June 30, 2022 and 2021.
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(68)	$3	$(107)	$20
Net investment gains (losses) recognized on securities sold during the period	1	10	(10)	4
Unrealized and realized gains (losses) on equity securities	$(67)	$13	$(117)	$24

Trading Securities
As of June 30, 2022 and December 31, 2021, respectively, the fair value of the Company’s trading securities was $345 million and $379 million. As of June 30, 2022 and December 31, 2021, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $34 million and $44 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three and six months ended June 30, 2022 and 2021:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(29)	$(168)	$(45)	$(217)
Net investment gains (losses) recognized on securities sold during the period	(1)	153	(1)	175
Unrealized and realized gains (losses) on trading securities	(30)	(15)	(46)	(42)
Interest and dividend income from trading securities	3	40	5	76
Net investment income (loss) from trading securities	$(27)	$25	$(41)	$34

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
Notes to Consolidated Financial Statements (Unaudited), Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Derivatives Utilized to Hedge Exposure to Foreign Currency Denominated Cash Flows
The Company purchases private placement debt securities and issues funding agreements in the FABN program in currencies other than its functional U.S. dollar currency. The Company enters into cross currency swaps with external counterparties to hedge the exposure of the foreign currency denominated cash flows of these instruments. The foreign currency received from or paid to the cross currency swap counterparty is exchanged for fixed U.S. dollar amounts with improved net investment yields or net product costs over equivalent U.S. dollar denominated instruments issued at that time. The transactions are accounted for as cash flow hedges when they are designated in hedging relationships and qualify for hedge accounting. The first cross currency swap hedges were designated and applied hedge accounting during the quarter ended June 30, 2021.
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
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:
Derivative Instruments by Category

	June 30, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$1,307	$64	$86	$921	$7	$42
Interest swaps	954	—	298	955	—	395
Total: designated for hedge accounting	2,261	64	384	1,876	7	437
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	3,795	—	—	2,213	—	—
Swaps	10,276	13	—	13,310	5	—
Options	37,665	6,557	3,720	48,380	12,015	5,059
Interest rate contracts:
Futures	9,687	—	—	12,455	—	—
Swaps	1,309	15	72	1,876	—	45
Swaptions	—	—	—	—	—	—
Credit contracts:
Credit default swaps	101	—	2	619	2	3
Currency contracts:
Currency swaps	181	9	—	541	1	—
Currency forwards	—	—	—	—	—	—
Other freestanding contracts:
Margin	—	204	—	—	102	—
Collateral	—	138	3,696	—	178	6,154
Total: Not designated for hedge accounting	63,014	6,936	7,490	79,394	12,303	11,261

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Embedded derivatives:
Amounts due from reinsurers (5)	—	4,681	—	—	5,813	—
GMIB reinsurance contracts (2)	—	1,612	—	—	2,068	—
GMxB derivative features liability (3)	—	—	6,189	—	—	8,525
SCS, SIO, MSO and IUL indexed features (4)	—	—	2,602	—	—	6,641
Total embedded derivatives	—	6,293	8,791	—	7,881	15,166
Total derivative instruments	$65,275	$13,293	$16,665	$81,270	$20,191	$26,864
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in GMIB reinsurance contract asset in the consolidated balance sheets.
(3)Reported in future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(4)Reported in policyholders’ account balances in the consolidated balance sheets.
(5)Represents GMIB NLG ceded related to the Venerable Transaction.

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022

	Net Derivatives Gain(Losses) (1) (2)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$18	$1	$8	$(8)	$14	$2	$(10)	$5
Interest swaps	(27)	—	—	168	(41)	—	—	148
Total: designated for hedge accounting	(9)	1	8	160	(27)	2	(10)	153
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	455	—	—	—	515	—	—	—
Swaps	2,036	—	—	—	2,762	—	—	—
Options	(3,444)	—	—	—	(3,731)	—	—	—
Interest rate contracts:
Futures	(533)	—	—	—	(1,034)	—	—	—
Swaps	(154)	—	—	—	(303)	—	—	—
Swaptions	—	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	8	—	—	—	8	—	—	—
Currency contracts:
Currency swaps	13	—	—	—	18	—	—	—
Currency forwards	—	—	—	—	—	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	(1,619)	—	—	—	(1,765)	—	—	—

Embedded derivatives:
Amounts due from reinsurers	(376)	—	—	—	(1,142)	—	—	—
GMIB reinsurance contracts	(125)	—	—	—	(445)	—	—	—
GMxB derivative features liability	817	—	—	—	2,505	—	—	—
SCS, SIO, MSO and IUL indexed features	3,466	—	—	—	3,776	—	—	—
Total embedded derivatives	3,782	—	—	—	4,694	—	—	—

Total derivatives	$2,154	$1	$8	$160	$2,902	$2	$(10)	$153

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021

	Net Derivatives Gain(Losses) (1) (2)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$—	$—	$(17)	$—	$—	$—	$(17)	$—
Interest swaps	(24)	—	—	6	(28)	$—	$—	33
Total: designated for hedge accounting	(24)	—	(17)	6	(28)	$—	$(17)	33
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	(166)	—	—	—	(459)	$—	$—	—
Swaps	(1,336)	—	—	—	(2,606)	$—	$—	—
Options	1,201	—	—	—	2,344	$—	$—	—
Interest rate contracts:
Futures	—	—	—	—	(796)	$—	$—	—
Swaps	151	—	—	—	(2,442)	$—	$—	—
Swaptions	470	—	—	—	—	$—	$—	—
Credit contracts:
Credit default swaps	1	—	—	—	2	$—	$—	—
Currency contracts:
Currency swaps	—	—	—	—	—	$—	$—	—
Currency forwards	—	—	—	—	—	$—	$—	—
Other contracts:
Margin	—	—	—	—	—	$—	$—	—
Collateral	—	—	—	—	—	$—	$—	—
Total: not designated for hedge accounting	321	—	—	—	(3,957)	$—	$—	—

Embedded derivatives:
Amounts due from reinsurers	242	—	—	—	242	$—	$—	—
GMIB reinsurance contracts	158	—	—	—	(566)	$—	$—	—
GMxB derivative features liability	(671)	—	—	—	2,686	$—	$—	—
SCS, SIO, MSO and IUL indexed features	(1,160)	—	—	—	(2,286)	$—	$—	—
Total embedded derivatives	(1,431)	—	—	—	76	$—	$—	—

Total derivatives	$(1,134)	$—	$(17)	$6	$(3,909)	$—	$(17)	$33
_____________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)For the three and six months ended June 30, 2022 and 2021, investment fees of $4 million and $7 million , $3 million and $6 million respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

The table that follow below present a roll-forward of cash flow hedges recognized in AOCI.
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$(215)	$(132)	$(208)	$(126)
Amount recorded in AOCI	—	—	—	—
Currency swaps	3	(17)	—	(17)
Interest swaps	137	(56)	98	(78)
Total amount recorded in AOCI	140	(73)	98	(95)
Amount reclassified from AOCI to income	—	—	—	—
Currency swaps	(10)	17	6	17
Interest swaps	31	30	50	46
Total amount reclassified from AOCI to income	21	47	56	63
Balance, end of period	$(54)	$(158)	$(54)	$(158)
______________
(1) The Company does not estimate the amount of the deferred losses in AOCI at three and six months ended June 30, 2022 and 2021 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of June 30, 2022 and December 31, 2021 are exchange-traded and net settled daily in cash. As of June 30, 2022 and December 31, 2021, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $192 million and $90 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $167 million and $196 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $15 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of June 30, 2022 and December 31, 2021, respectively, the Company held $3.7 billion and $6.2 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $138 million and $178 million as of June 30, 2022 and December 31, 2021, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
Substantially all of the Company’s derivative agreements have zero thresholds which require daily full collateralization by the party in a liability position. In addition, certain of the Company’s derivative agreements contain credit-risk related contingent features; if the credit rating of one of the parties to the derivative agreement is to

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
fall below a certain level, the party with positive fair value could request termination at the then fair value or demand immediate full collateralization from the party whose credit rating fell and is in a net liability position.
As of June 30, 2022 and December 31, 2021 there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of June 30, 2022 and December 31, 2021:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of June 30, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$7,000	$6,785	$215	$—	$215
Other financial assets	1,228	—	1,228	—	1,228
Other invested assets	$8,228	$6,785	$1,443	$—	$1,443

Liabilities:
Derivative liabilities	$7,873	$6,785	$1,088	$—	$1,088
Other financial liabilities	2,228	—	2,228	—	2,228
Other liabilities	$10,101	$6,785	$3,316	$—	$3,316
______________
(1)Financial instruments sent (held).
As of December 31, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$12,309	$10,724	$1,585	$(961)	$624
Other financial assets	1,325	—	1,325	—	1,325
Other invested assets	$13,634	$10,724	$2,910	$(961)	$1,949

Liabilities:
Derivative liabilities	$10,738	$10,724	$14	$—	$14
Other financial liabilities	2,064	—	2,064	—	2,064
Other liabilities	$12,802	$10,724	$2,078	$—	$2,078
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
For more information on the Closed Block, see Note 5 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.
Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,806	$5,928
Policyholder dividend obligation	—	—
Other liabilities	66	39
Total Closed Block liabilities	5,872	5,967

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,189 and $3,185) (allowance for credit losses of $0 and $0)	3,054	3,390
Mortgage loans on real estate (net of allowance for credit losses of $3 and $4)	1,693	1,771
Policy loans	581	602
Cash and other invested assets	70	63
Other assets	122	90
Total assets designated to the Closed Block	5,520	5,916

Excess of Closed Block liabilities over assets designated to the Closed Block	352	51
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $28 and $(43)	(96)	172
Maximum future earnings to be recognized from Closed Block assets and liabilities	$256	$223

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenues:
Premiums and other income	$31	$37	$64	$76
Net investment income (loss)	55	60	113	120
Investment gains (losses), net	(3)	2	(2)	2
Total revenues	83	99	175	198

Benefits and Other Deductions:
Policyholders’ benefits and dividends	80	90	156	196
Other operating costs and expenses	—	—	—	1
Total benefits and other deductions	80	90	156	197
Net income (loss), before income taxes	3	9	19	1
Income tax (expense) benefit	3	—	4	(1)
Net income (loss)	$6	$9	$23	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$—	$28	$—	$160
Unrealized investment gains (losses)	—	44	—	(88)
Ending balance	$—	$72	$—	$72

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
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three and Six Months Ended June 30, 2022 and 2021

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, April 1, 2022	$5,101	$(2,274)	$6,081	$(3,928)
Paid guarantee benefits	(148)	61	(145)	(9)
Other changes in reserve	200	(82)	281	99
Balance, June 30, 2022	$5,153	$(2,295)	$6,217	$(3,838)

Balance, April 1, 2021	$5,083	$(81)	$5,966	$(2,133)
Paid guarantee benefits	(114)	19	(93)	13
Other changes in reserve	171	(43)	72	(183)
Impact of the Venerable Transaction (1)	—	(2,176)	—	(2,141)
Balance, June 30, 2021	$5,140	$(2,281)	$5,945	$(4,444)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, January 1, 2022	$5,011	$(2,237)	$5,952	$(4,207)
Paid guarantee benefits	(281)	117	(266)	7
Other changes in reserve	423	(175)	531	362
Balance, June 30, 2022	$5,153	$(2,295)	$6,217	$(3,838)

Balance, January 1, 2021	$5,093	$(84)	$6,025	$(2,859)
Paid guarantee benefits	(247)	23	(184)	26
Other changes in reserve	294	(44)	104	530
Impact of the Venerable Transaction (1)	—	(2,176)	—	(2,141)
Balance, June 30, 2021	$5,140	$(2,281)	$5,945	$(4,444)
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
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of June 30, 2022 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Direct Variable Annuity Contracts with GMDB and GMIB Features as of June 30, 2022

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$16,501	$90	$49	$153	$16,793
Separate Accounts	47,179	7,658	2,577	26,538	83,952
Total Account Values	$63,680	$7,748	$2,626	$26,691	$100,745

NAR, gross	$676	$1,413	$1,848	$22,522	$26,459
NAR, net of amounts reinsured	$668	$1,274	$1,337	$12,051	$15,330

Average attained age of policyholders (in years)	51.5	69.5	75.8	71.4	55.7
Percentage of policyholders over age 70	12.0%	51.9%	73.6%	59.2%	21.0%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$15	$199	$214
Separate Accounts	—	—	21,091	27,973	49,064
Total Account Values	$—	$—	$21,106	$28,172	$49,278

NAR, gross	$—	$—	$652	$9,749	$10,401
NAR, net of amounts reinsured	$—	$—	$209	$4,023	$4,232

Average attained age of policyholders (in years)	N/A	N/A	65.4	71.1	69.0
Weighted average years remaining until annuitization	N/A	N/A	5.7	0.5	2.5
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

For more information about the reinsurance programs of the Company’s GMDB and GMIB exposure, see “Reinsurance” in Note 10 of the Notes to the Consolidated Financial Statements 2021 Form 10-K.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Investment in Variable Insurance Trust Mutual Funds

	June 30, 2022		December 31, 2021
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$39,753	$14,590	$52,744	$20,009
Fixed income	4,730	2,178	5,384	2,505
Balanced	38,348	32,034	48,152	40,228
Other	1,121	262	1,025	264
Total	$83,952	$49,064	$107,305	$63,006

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

	2022			2021
	Direct Liability	Reinsurance Ceded	Net	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance, April 1,	1,106	(929)	177	1,045	(901)	144
Paid guarantee benefits	(8)	—	(8)	(13)	—	(13)
Other changes in reserves	29	(11)	18	32	(8)	24
Balance at June 30,	$1,127	$(940)	$187	$1,064	$(909)	$155

Balance, January 1,	1,090	(928)	162	1,016	(883)	133
Paid guarantee benefits	(16)	—	(16)	(28)	—	(28)
Other changes in reserves	53	(12)	41	76	(26)	50
Balance at June 30,	$1,127	$(940)	$187	$1,064	$(909)	$155

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of June 30, 2022 and December 31, 2021, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Fair Value Measurements as of June 30, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$40,395	$1,752	$42,147
U.S. Treasury, government and agency	—	6,874	—	6,874
States and political subdivisions	—	563	30	593
Foreign governments	—	959	—	959
Residential mortgage-backed (2)	—	503	—	503
Asset-backed (3)	—	8,264	18	8,282
Commercial mortgage-backed	—	3,247	25	3,272
Redeemable preferred stock	—	44	—	44
Total fixed maturities, AFS	—	60,849	1,825	62,674
Other equity investments	196	476	12	684
Trading securities	170	175	—	345
Other invested assets:
Short-term investments	—	14	—	14
Assets of consolidated VIEs/VOEs	—	—	5	5
Swaps	—	(355)	—	(355)
Credit default swaps	—	(2)	—	(2)
Options	—	2,837	—	2,837
Total other invested assets	—	2,494	5	2,499
Cash equivalents	1,097	520	—	1,617
Amounts due from reinsurer (5)	—	—	4,681	4,681
GMIB reinsurance contracts asset	—	—	1,612	1,612
Separate Accounts assets (4)	110,410	2,548	1	112,959
Total Assets	$111,873	$67,062	$8,136	$187,071

Liabilities:
GMxB derivative features’ liability	$—	$—	$6,189	$6,189
SCS, SIO, MSO and IUL indexed features’ liability	—	2,602	—	2,602
Total Liabilities	$—	$2,602	$6,189	$8,791
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of June 30, 2022 the fair value of such investments was $438 million.
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
Notes to Consolidated Financial Statements (Unaudited), Continued
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
The valuations of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and equity projections of Separate Account funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMxB derivative features liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the U.S. Treasury curve for non-performance risk is made to the fair values of the GMIB reinsurance contract asset, GMIB NLG Reinsurance and GMIB NLG feature to reflect the claims-paying ratings of counterparties and the Company. Due to the unique, long duration of the GMIB NLG feature and GMIB NLG Reinsurance, risk margins were applied to the non-capital markets inputs to the GMIB NLG valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $184 million and $148 million as of June 30, 2022 and December 31, 2021, respectively, to recognize incremental counterparty non-performance risk.
After giving consideration to collateral arrangements, the Company reduced the fair value of its Amounts due from Reinsurers by $213 million and $210 million at June 30, 2022 and December 31, 2021 to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2022, fixed maturities with fair values of $115 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $65 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 5.1% of total equity as of June 30, 2022.
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
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the three and six months ended June 30, 2022 and 2021, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, April 1, 2022	$1,672	$32	$238	$332
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	(1)	—	—	—
Subtotal	—	—	—	—
Other comprehensive income (loss)	(51)	(1)	(1)	—
Purchases	317	—	(212)	(314)
Sales	(74)	(1)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	(5)	—	—	—
Transfers out of Level 3 (1)	(107)	—	—	—
Balance, June 30, 2022	$1,752	$30	$25	$18
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(51)	$(1)	$—	$—

Balance, April 1, 2021	$1,242	$38	$4	$65

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2		—	—
Investment gains (losses), net	(7)		—	—
Subtotal	(5)	—	—	—
Other comprehensive income (loss)	17	—	—	—
Purchases	294	—	7	73
Sales	(135)	(1)	—	(11)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(164)	—	—	—
Balance, June 30, 2021	$1,249	$37	$11	$127
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$17	$—	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, January 1, 2022	$1,493	$35	$20	$8
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	—	—	—	—
Subtotal	2	—	—	—
Other comprehensive income (loss)	(81)	(4)	(2)	—
Purchases	548	—	7	11
Sales	(160)	(1)	—	(1)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	65	—	—	—
Transfers out of Level 3 (1)	(115)	—	—	—
Balance, June 30, 2022	$1,752	$30	$25	$18
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(78)	$(4)	$(2)	$—

Balance, January 1, 2021	$1,687	$39	$—	$20
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—
Investment gains (losses), net	(13)	—	—	—
Subtotal	(10)	—	—	—
Other comprehensive income (loss)	26	(1)	—	—
Purchases	459	—	11	123
Sales	(202)	(1)	—	(16)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	2	—	—	—
Transfers out of Level 3 (1)	(713)	—	—	—
Balance, June 30, 2021	$1,249	$37	$11	$127
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$26	$(1)	$—	$—

	Other Equity Investments (6)	Amounts Due from Reinsurers	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, April 1, 2022	$11	$5,056	$1,742	$—	$(6,924)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses) (1)	—	(375)	(125)	—	817

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Total realized and unrealized gains (losses)	—	(375)	(125)	—	817
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	8	27	11	—	(117)
Sales (3)	—	(27)	(16)	1	35
Activity related to consolidated VIEs/VOEs	(1)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, June 30, 2022	$18	$4,681	$1,612	$1	$(6,189)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (5)	$—	$(375)	$(125)	$—	$817
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (5)	$—	$—	$—	$—	$—

Balance, April 1, 2021	$12	$—	$2,133	$—	$(7,681)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	1		—	—	—
Net derivative gains (losses)	—	242	158	—	(671)
Total realized and unrealized gains (losses)	1	242	158	—	(671)
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	—	10	10	1	(118)
Sales (3)	1	(1)	(11)	—	15
Other	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	(1)	—	—	—	—
Balance, June 30, 2021	$13	$5,510	$2,290	$1	$(8,455)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (5)	$1	$242	$158	$—	$(671)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (5)	$—	$—	$—	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments (6)	Amounts Due from Reinsurers	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2022	$13	$5,815	$2,068	$1	$(8,525)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—		—	—	—
Net derivative gains (losses) (1)	—	(1,142)	(445)	—	2,505
Total realized and unrealized gains (losses)	—	(1,142)	(445)	—	2,505
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	8	61	21	—	(235)
Sales (3)	—	(53)	(32)	—	66
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, June 30, 2022	$18	$4,681	$1,612	$1	$(6,189)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (5)	$—	$(1,142)	$(445)	$—	$2,505
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (5)	$—	$—	$—	$—	$—

Balance, January 1, 2021	$15	$—	$2,859	$1	$(10,936)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	1		—	—	—
Net derivative gains (losses)	—	242	(566)	—	2,686
Total realized and unrealized gains (losses)	1	242	(566)	—	2,686
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	—	10	22	1	(235)
Sales (3)	—	(1)	(25)	—	30
Other	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	(2)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	(1)	—		(1)	—
Balance, June 30, 2021	$13	$5,510	$2,290	$1	$(8,455)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (5)	$1	$242	$(566)	$—	$2,686
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (5)	$—	$—	$—	$—	$—

______________
(1)For the three and six months ended June 30, 2022 and 2021, the Company’s non-performance risk impact of $392 million , (60) million, $876 million and 24 million for the GMxB Derivative Features Liability, $(44) million, 17 million, $(88) million and 1 million for the GMIB Reinsurance Contract Asset, and $(35) million, 12 million, $(77) million and 12 million for the Amounts due from Reinsurers, respectively, is recorded through Net derivative gains (losses).

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
(5)For instruments held as of June 30, 2022 and June 30, 2021, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(6)Other Equity Investments include other invested assets.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2022 and December 31, 2021, respectively.

Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$243	Matrix pricing model	Spread over Benchmark	20 bps - 803 bps	150 bps
	885	Market comparable companies	EBITDA multiples Discount Rate Cashflow Multiples Loan to Value	5.2x - 31.8x 8.0% - 38.5% 1.2x - 11.6x 0.0% - 44.4%	13.4x 10.2% 6.6x 25.9%
Other equity investments	4	Market comparable companies	Revenue multiple	7.1x - 9.5x	8.5x

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
GMIB reinsurance contract asset	1,612	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45% - 20.86% 0.27% - 8.66% 0.04% - 60.44% 111 bps - 169 bps 15% - 34% 0.01% - 0.17% 0.06% - 0.53% 0.31% - 40.00%	2.80% 0.98% 5.87% 113 bps 24% 2.83% (same for all ages) (same for all ages)
Amount Due from Reinsurers	4,681	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.45% - 20.86% 0.27% - 8.66% 0.04% - 60.44% 59 bps 15% - 34% 0.01% - 0.17% 0.06% - 0.53% 0.31% - 40.00%	1.80% 1.24% 8.19% 59 bps 24% 2.13% (same for all ages) (same for all ages)
Liabilities:
GMIB NLG	6,207	Discounted cash flow	Non-performance risk Lapse Withdrawal Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	191 bps 1.04% - 23.57% 0.27% - 8.66% 0.03% - 100.00% 0.01% - 0.19% 0.07% - 0.57% 0.44% - 43.60%	191 bps 3.73% 1.14% 5.94% 1.60% (same for all ages) (same for all ages)
GWBL/GMWB	65	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.60% - 20.86% 0.00% - 8.00% 100% once starting 15% - 34% 191 bps	2.80% 0.98% 24%
GIB	(82)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.60% - 20.86% 0.13% - 8.66% 0.04% - 100.00% 15% - 34% 191 bps	2.80% 0.98% 5.87% 24%
GMAB	(1)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk	0.60% - 20.86% 15% - 34% 191 bps	2.80% 24%
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
Excluded from the tables above as of June 30, 2022 and December 31, 2021, respectively, are approximately $711 million and $430 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
•The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique. The significant unobservable input to the matrix pricing model

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of June 30, 2022 and December 31, 2021, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of June 30, 2022 and December 31, 2021, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values as of June 30, 2022 and December 31, 2021 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements are presented in the table below:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2022:
Mortgage loans on real estate	$14,463	$—	$—	$13,242	$13,242
Policy loans	$3,544	$—	$—	$4,456	$4,456
Loans to affiliates	$1,900	$—	$1,782	$—	$1,782
Policyholders’ liabilities: Investment contracts	$1,912	$—	$—	$1,803	$1,803
FHLB funding agreements	$7,287	$—	$7,241	$—	$7,241
FABN funding agreements	$6,671	$—	$6,077	$—	$6,077
Separate Accounts liabilities	$10,292	$—	$—	$10,292	$10,292

December 31, 2021:
Mortgage loans on real estate	$14,016	$—	$—	$14,291	$14,291
Policy loans	$3,540	$—	$—	$4,512	$4,512
Loans to affiliates	$1,900	$—	$1,974	$—	$1,974
Policyholders’ liabilities: Investment contracts	$1,916	$—	$—	$1,980	$1,980
FHLB funding agreements	$6,647	$—	$6,679	$—	$6,679
FABN funding agreements	$6,689	$—	$6,626	$—	$6,626
Separate Accounts liabilities	$11,620	$—	$—	$11,620	$11,620

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
8)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2022 and 2021 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
9)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three and six months ended June 30, 2022.

10)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of June 30, 2022 and December 31, 2021 follow:

	June 30,	December 31,
	2022	2021
	(in millions)
Unrealized gains (losses) on investments	$(4,830)	$2,362
Defined benefit pension plans	(4)	(5)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$(4,834)	$2,357

The components of OCI, net of taxes for the three and six months ended June 30, 2022 and 2021, follow:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(4,419)	$1,744	$(9,214)	$(2,124)
(Gains) losses reclassified into net income (loss) during the period (1)	177	(314)	438	(478)
Net unrealized gains (losses) on investments	(4,242)	1,430	(8,776)	(2,602)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	567	(271)	1,585	647
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(976), $308, $(1911) and $(520))	(3,675)	1,159	(7,191)	(1,955)
Other comprehensive income (loss), attributable to Equitable Financial	$(3,675)	$1,159	$(7,191)	$(1,955)
____________
(1)See “Reclassification adjustments” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(46) million, $83 million, $(116) million and $127 million for the three and six months ended June 30, 2022 and 2021, respectively.
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
11)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$29	$48	$28	$41
Net earnings (loss) attributable to redeemable noncontrolling interests	(3)	1	(4)	$1
Purchase/change of redeemable noncontrolling interests	(5)	(25)	(3)	$(18)
Balance, end of period	$21	$24	$21	$24

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action on behalf of all persons who purchased variable annuities from Equitable Financial, in which the volatility management tool was subsequently implemented and who claim to have suffered injury as a result thereof. Plaintiff asserts a claim for breach of contract alleging that Equitable Financial implemented the volatility management strategy in violation of applicable law. Plaintiff seeks an award of damages individually and on a classwide basis, and costs and disbursements, including attorneys’ fees, expert witness fees and other costs. In 2015, the case was transferred to the Southern District of New York and, in 2018, transferred back to Connecticut Superior Court. In August 2019, the court granted Equitable Financial’s motion to strike, which sought dismissal of the complaint, and in September 2019, Plaintiff filed an Amended Class Action Complaint. Equitable Financial filed renewed motions to strike and to dismiss and for an entry of judgment in October 2019. In August 2020, the court granted Equitable Financial’s motion for entry of judgment. Plaintiff filed a notice of appeal and in February 2022, the Connecticut Appellate Court reversed the Superior Court’s entry of judgement. In April 2022, the Connecticut Supreme Court granted Equitable Financial’s petition to review the decision of the Connecticut Appellate Court. We are vigorously defending this matter.
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
opted out of the Brach class action. Most opt-out policies are not yet the subject of litigation. Others filed suit previously, including five federal actions that have been coordinated with the Brach action and contain similar allegations along with additional allegations for violations of state consumer protection statutes and common law fraud. In March 2022, the federal district court issued a summary judgment decision, denying in significant part but granting in part Equitable Financial’s motion and denying the motion filed by plaintiffs in the coordinated actions. In July 2022, the federal district court granted Equitable Financial’s motion to reconsider its summary judgment decision in part and granted summary judgment as to a portion of the Section 4226 class. The federal district court also agreed to consider whether it should decertify the Section 4226 class and set a briefing schedule. Equitable Financial has commenced settlement discussions with the Brach class action plaintiffs and plaintiffs in the coordinated actions. No assurances can be given about the outcome of those settlement discussions. Equitable Financial has settled actual and threatened litigations challenging the COI increase by individual policyowners and one entity that invested in numerous policies purchased in the life settlement market. Two actions are also pending against Equitable Financial in New York state court. In July 2022, the trial court in one of the New York state court actions, Hobish v. AXA Equitable Life Insurance Company, granted in significant part Equitable Financial’s motion for summary judgment and denied plaintiff’s cross motion. That plaintiff filed a notice of appeal. Equitable Financial is vigorously defending each of these matters.
As with other financial services companies, Equitable Financial periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate fully in these matters. In July 2022, the SEC issued an order with findings that daily separate account and portfolio operating expenses disclosed in customer prospectuses for the EQUI-VEST variable annuity product and incorporated in the calculation of net investment portfolio results in EQUI-VEST quarterly account statements were not properly presented or referenced in those account statements. The Company neither admitted nor denied the findings, but agreed to prospectively modify the relevant account statements and cross-reference the relevant prospectus disclosures, and pay a civil monetary penalty of $50 million, to be distributed to plan participants. The Company has fully accrued for the cost of the settlement and its implementation.
Obligations under Funding Agreements
Federal Home Loan Bank (“FHLB”)
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $339 million and pledged collateral with a carrying value of $10.2 billion as of June 30, 2022.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4 of the Notes to these Consolidated Financial Statements. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Six Months Ended June 30, 2022

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at June 30, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,353	$27,407	$27,488	$153	$—	$5,425
Long-term funding agreements:
Due in years two through five	1,290	309	—	(153)	—	1,446
Due in more than five years	—	412	—	—	—	412
Total long-term funding agreements	1,290	721	—	(153)	—	1,858
Total funding agreements (1)	$6,643	$28,128	$27,488	$—	$—	$7,283
____________
(1)The $4 million and $4 million difference between the funding agreements carrying value shown in fair value table for June 30, 2022 and December 31, 2021, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of June 30, 2022, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s issuances of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Six Months Ended June 30, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at June 30, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$—	$1,000	$—	$1,000
Long-term funding agreements:
Due in years two through five	4,600	—	—	—	(1,000)	—	3,600
Due in more than five years	2,119	—	—	—	—	(45)	2,074
Total long-term funding agreements	6,719	—	—	—	(1,000)	(45)	5,674
Total funding agreements (1)	$6,719	$—	$—	$—	$—	$(45)	$6,674
_____________
(1)The $3 million and $70 million difference between the funding agreements notional value shown and carrying value table as of June 30, 2022 and December 31, 2021, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of June 30, 2022, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of June 30, 2022. The Company had $830 million of commitments under existing mortgage loan agreements as of June 30, 2022.
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
13)    INSURANCE GROUP STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of June 30, 2022, the following three prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was an increase of approximately $461 million in statutory special surplus funds and a decrease of $527 million and $900 million in statutory net income as of and for the three and six months ended June 30, 2022, respectively, which will be amortized over five years for each of the retrospective and prospective components. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
The NAIC Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the State of New York. However, Reg 213 adopted in May of 2019 and as amended in February 2020 and March 2021, differs from the NAIC variable annuity reserve and capital framework. Reg 213 requires Equitable Financial to carry statutory basis reserves for its variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that in current market conditions imposes more conservative reserving requirements for variable annuity contracts than the NAIC standard.
The impact of the application of Reg 213 was a decrease of approximately $3.1 billion in statutory surplus as of June 30, 2022 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of June 30, 2022, Equitable Financial’s Reg 213 reserves are phased-in at 60% and are very close to Reg 213 reserves with a 100% phase-in. Additionally, as of June 30, 2022, Reg 213 when 100% phased-in result in redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”) of approximately $0.5 billion to $1.0 billion, which the Company intends to mitigate during the phase-in period. Finally, the continued application of Reg 213 resulted in a corresponding decrease of $1.2 billion and $1.8 billion in statutory net income for the three and six months ended June 30, 2022, which was largely offset by net income gains on our hedging program during the same period as noted.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
During the fourth quarter of 2020, the Company received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our Equi-Vest product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $1.8 billion in statutory surplus and an increase in statutory net income as of and for the three and six months ended June 30, 2022 of $1.0 billion and $2.0 billion, respectively.

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
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are locked in at inception; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; (iii) certain product guarantees for which benefit liabilities are accrued over the life of the contract in proportion to actual and future expected policy assessments; and (iv) certain product guarantees reported as embedded derivatives at fair value.
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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, volatility in the capital markets, low interest rates, inflationary pressures, economic growth, fuel and energy costs, supply chain disruptions, changes in fiscal or monetary policy and geopolitical tensions.
The invasion of Ukraine by Russia and the sanctions and other measures imposed in response to this conflict significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates. During the second quarter 2022, equity markets continued their decline and interest rates continued to rise, and are anticipated to continue to rise throughout the year based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
•A prolonged low interest rate environment, despite recent interest rate increases, also may subject us to increased hedging costs or an increase in the amount of statutory reserve required to hold for GMxB features, lowering statutory surplus, which would adversely affect the ability to pay dividends. In addition, it may also increase the perceived value of GMxB features to our policyholders, which in turn may lead to a higher rate of annuitization and higher persistency of those products over time. Finally, low interest rates may continue to cause an acceleration of DAC amortization or reserve increase due to loss recognition for interest-sensitive products.
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
The following table summarizes our consolidated statements of income (loss) for the six months ended June 30, 2022 and 2021:

Consolidated Statement of Income (Loss)

	Six Months Ended June 30,
	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$1,502	$1,770
Premiums	355	393
Net derivative gains (losses)	2,895	(3,916)
Net investment income (loss)	1,450	1,770
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	1	6
Other investment gains (losses), net	(565)	587
Total investment gains (losses), net	(564)	593
Investment management and service fees	374	563
Other income	47	41
Total revenues	6,059	1,214

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,750	1,675
Interest credited to policyholders’ account balances	579	556
Compensation and benefits	89	135
Commissions	335	354
Interest expense	—	1
Amortization of deferred policy acquisition costs	285	249
Other operating costs and expenses	572	624
Total benefits and other deductions	3,610	3,594
Income (loss) from continuing operations, before income taxes	2,449	(2,380)
Income tax (expense) benefit	(453)	599
Net income (loss)	1,996	(1,781)
Less: Net income (loss) attributable to the noncontrolling interest	(4)	1
Net income (loss) attributable to Equitable Financial	$2,000	$(1,782)

The following discussion compares the results for the six months ended June 30, 2022 to the six months ended June 30, 2021.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Net Income (Loss) Attributable to Equitable Financial
Net loss attributable to Equitable Financial decreased by $3.8 billion, to a Net income of $2.0 billion for the six months ended June 30, 2022 from a Net loss of $1.8 billion for the six months ended June 30, 2021, primarily driven by the following notable items:
Favorable items included:
•Net derivative gains increased by $6.8 billion from a $3.9 billion loss in the prior period due to equity market depreciation in the second quarter 2022 and impacts from non-performance risk and credit spreads due to spread widening during second quarter 2022.
•Compensation, benefits and other operating expenses decreased by $98 million mainly due to the completion of separation costs, reduced incentive compensation and overall total company expense efficiency.

•Commissions decreased by $19 million mainly due to a decrease in deferred commissions and lower AV in our Individual Annuity products due to H1 2022 equity performance.

These were partially offset by the following unfavorable items:
•Net investment gains decreased by $1.2 billion primarily due to the rebalancing in the General Account portfolio associated with the Venerable Transaction and the rebalancing program to reduce duration during the first half of 2022.
•Fee-type revenue decreased by $489 million mainly due to lower equity markets and the impacts of fee-income ceded to Venerable.
•Net investment income decreased by $320 million mainly driven by lower alternatives investment income, lower average assets related to the Venerable Transaction and lower prepayments.
•Policyholders’ benefits increased by $75 million mainly due to equity market depreciation in the first half of 2022 compared to equity market appreciation during the first half of 2021(offset in Net Derivative gains). This impact in the first half of 2022 was mitigated by the Venerable Transaction.
•Amortization of DAC increased by $36 million mainly due to unfavorable markets during first half of 2022 compared to favorable markets during first half of 2021 and a one-time adjustment and refinements from the first half of 2021.
•Interest credited to policyholders’ account balances increased by $23 million mainly due to new business growth related to our SCS products.
•Income tax expense increased by $1.1 billion primarily due to pre-tax income in the first half of 2022 compared to a pre-tax loss in the first half of 2021.
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
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective.

During the first quarter 2022, we implemented a new accounting and financial reporting system, including the general ledger. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new general ledger. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 4, 2022	EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2022		/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)