Form 10-Q
period 2022-09-30
Equitable Financial Life Insurance Co
filed 2022-11-03
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2022, 2,000,000 shares of the registrant’s Common Stock , $1.25 par value were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
REDUCED DISCLOSURE FORMAT
Equitable Financial Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

8

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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of COVID-19 and related economic conditions, equity market declines and volatility, interest rate fluctuations and changes in liquidity and, access to and cost of capital; (ii) operational factors, remediation of our material weakness, indebtedness, protection of confidential customer information or proprietary business information, operational failures, our service providers, catastrophic events, such as the outbreak of pandemic diseases including COVID-19, potential strategic transactions, and changes in accounting standards; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; and (vii) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022	December 31, 2021
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $70,347 and $68,636) (allowance for credit losses of $22 and $22)	$60,195	$73,076
Mortgage loans on real estate (net of allowance for credit losses of $83 and $62)	15,671	14,016
Policy loans	3,538	3,540
Other equity investments (1)	2,941	2,759
Trading securities, at fair value	310	379
Other invested assets	1,973	2,910
Total investments	84,628	96,680
Cash and cash equivalents	833	1,815
Deferred policy acquisition costs	5,933	4,267
Amounts due from reinsurers (allowance for credit losses of $7 and $5) (includes amounts accounted for at fair value of $4,312 and $5,813) (3)	12,062	13,300
Loans to affiliates	1,900	1,900
GMIB reinsurance contract asset, at fair value	1,372	2,068
Current and deferred income taxes	2,859	842
Other assets	4,365	3,023
Separate Accounts assets	106,605	143,912
Total Assets	$220,557	$267,807

LIABILITIES
Policyholders’ account balances	$76,121	$75,467
Future policy benefits and other policyholders' liabilities	33,647	36,851
Broker-dealer related payables	284	630
Amounts due to reinsurers	109	135
Other liabilities	3,373	2,078
Separate Accounts liabilities	106,605	143,912
Total Liabilities	$220,139	$259,073
Redeemable noncontrolling interest (2)	$20	$28
Commitments and contingent liabilities (4)

EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	8,559	8,546
Accumulated deficit	(1,068)	(2,199)
Accumulated other comprehensive income (loss)	(7,095)	2,357
Total Equity	398	8,706
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$220,557	$267,807
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
(4)See Note 12 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$727	$811	$2,229	$2,581
Premiums	193	181	548	574
Net derivative gains (losses)	26	(236)	2,921	(4,152)
Net investment income (loss)	788	885	2,238	2,655
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(273)	(2)	(272)	4
Other investment gains (losses), net	(75)	166	(640)	753
Total investment gains (losses), net	(348)	164	(912)	757
Investment management and service fees	173	228	547	791
Other income	25	24	72	65
Total revenues	1,584	2,057	7,643	3,271

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	510	708	2,260	2,383
Interest credited to policyholders’ account balances	351	285	930	841
Compensation and benefits	56	111	145	246
Commissions	208	140	543	494
Interest expense	2	—	2	1
Amortization of deferred policy acquisition costs	120	93	405	342
Other operating costs and expenses	204	223	776	847
Total benefits and other deductions	1,451	1,560	5,061	5,154
Income (loss) from continuing operations, before income taxes	133	497	2,582	(1,883)
Income tax (expense) benefit	(45)	(99)	(498)	500
Net income (loss)	88	398	2,084	(1,383)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	(4)	1
Net income (loss) attributable to Equitable Financial	$88	$398	$2,088	$(1,384)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$88	$398	$2,084	$(1,383)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(2,261)	(354)	(9,452)	(2,309)
Other comprehensive income (loss), net of income taxes	(2,261)	(354)	(9,452)	(2,309)
Comprehensive income (loss)	(2,173)	44	(7,368)	(3,692)
Less: Comprehensive income (loss) attributable to the noncontrolling interest (1)	—	—	(4)	1
Comprehensive income (loss) attributable to Equitable Financial	$(2,173)	$44	$(7,364)	$(3,693)
_____________
(1)See Note 10 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
July 1, 2022	$2	$8,539	$(206)	$(4,834)	$3,501
Dividend to parent company	—	—	(951)	—	(951)
Net income (loss)	—	—	88	—	88
Other comprehensive income (loss)	—	—	—	(2,261)	(2,261)
Other	—	20	1	—	21
September 30, 2022	$2	$8,559	$(1,068)	$(7,095)	$398

July 1, 2021	$2	$8,531	$(2,584)	$2,640	$8,589
Net income (loss)	—	—	398	—	398
Other comprehensive income (loss)	—	—	—	(354)	(354)
Other	—	8	(1)	—	7
September 30, 2021	$2	$8,539	$(2,187)	$2,286	$8,640

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Nine Months Ended September 30,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
January 1, 2022	$2	$8,546	$(2,199)	$2,357	$8,706
Dividend to parent company	—	—	(951)	—	(951)
Net income (loss)	—	—	2,088	—	2,088
Other comprehensive income (loss)	—	—	—	(9,452)	(9,452)
Other	—	13	(6)	—	7
September 30, 2022	$2	$8,559	$(1,068)	$(7,095)	$398

January 1, 2021	$2	$7,841	$(795)	$4,595	$11,643
Dividend to parent company	—	—	(7)	—	(7)
Capital contribution from parent company	—	750	—	—	750
Net income (loss)	—	—	(1,384)	—	(1,384)
Other comprehensive income (loss)	—	—	—	(2,309)	(2,309)
Other	—	(52)	(1)	—	(53)
September 30, 2021	$2	$8,539	$(2,187)	$2,286	$8,640

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income (loss)	$2,084	$(1,383)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	930	841
Policy charges and fee income	(2,229)	(2,581)
Net derivative (gains) losses	(2,921)	4,152
Credit and intent to sell losses on available for sale debt securities and loans	272	(4)
Investment (gains) losses, net	640	(753)
Realized and unrealized (gains) losses on trading securities	53	49
Non-cash long-term incentive compensation expense	44	(23)
Amortization and depreciation	362	242
Equity (income) loss from limited partnerships	(184)	(371)
Changes in:
Reinsurance recoverable (1)	(826)	(824)
Capitalization of deferred policy acquisition costs	(550)	(519)
Future policy benefits	111	33
Current and deferred income taxes	496	(507)
Other, net	(97)	229
Net cash provided by (used in) operating activities	$(1,815)	$(1,419)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$14,017	$25,629
Mortgage loans on real estate	901	1,417
Trading account securities	177	5,010
Short-term investments	(14)	84
Other	270	1,509
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(16,313)	(32,790)
Mortgage loans on real estate	(2,604)	(1,680)
Trading account securities	(166)	(142)
Short-term investments	—	(5)
Other	(603)	(2,377)
Cash settlements related to derivative instruments, net	921	(6,522)
Issuance of loans to affiliates	—	(1,000)
Repayments of loans to affiliates	—	—
Investment in capitalized software, leasehold improvements and EDP equipment	(24)	(41)
Other, net	123	(15)
Net cash provided by (used in) investing activities	$(3,315)	$(10,923)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$11,299	$12,336
Withdrawals	(4,930)	(4,647)
Transfers (to) from Separate Accounts	1,109	1,569
Change in collateralized pledged assets	38	55
Change in collateralized pledged liabilities	(2,467)	1,492
Capital contribution from parent company	—	750
Shareholder dividend paid	(930)	(7)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	(1)	10
Other, net	29	48
Net cash provided by (used in) financing activities	$4,147	$11,606

Change in cash and cash equivalents	(983)	(736)
Cash and cash equivalents, beginning of year	1,816	2,043
Cash and cash equivalents, end of year	$833	$1,307

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$4	$3
Dividend to Parent	$(22)	$—
Transfer of assets to reinsurer	$—	$(9,023)
______________
(1) Amount includes cash paid for Venerable Transaction of $494 million. See Note 1 of the Notes to these Consolidated Financial Statements.

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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “third quarter 2022” and “third quarter 2021” refer to the three months ended September 30, 2022 and 2021, respectively. The terms “first nine months of 2022” and “first nine months of 2021” refer to the nine months ended September 30, 2022 and 2021, respectively.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

The impact on total equity of applying this ASU is estimated to be positive to the current amount of reported total equity as of September 30, 2022. As of September 30, 2022, a positive impact to AOCI is expected due to increases in the Company’s estimate of its non-performance risk on variable annuity guarantees accounted for as MRBs for the first time under the guidance. The estimated impact to the retained earnings element of total equity as of September 30, 2022, due to accounting for variable annuity guarantees as MRBs that are not currently measured at fair value, is mitigated by the Company’s present use of a near industry low interest rate assumption of 2.25% on GMIB business. Because movements in equity markets, interest rates and credit spreads are unpredictable and at times volatile, it is possible that the estimated effects of adoption could change materially between September 30, 2022 and January 1, 2023.
Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Securities sold under agreements to repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. Transfers of securities under these agreements to repurchase

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales with related forward repurchase commitments. All of the Company’s securities repurchase transactions are accounted for as secured borrowings with the related obligations distinctly captioned in the consolidated balance sheets on a gross basis. Income and expenses associated with repurchase agreements are recognized as investment income and investment expense, respectively, within net investment income (loss). As of September 30, 2022 and December 31, 2021, the Company had no Securities sold under agreements to repurchase outstanding. During the year ended December 31, 2021 there was no activity on Securities sold under agreements to repurchase.
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
Consolidated VIEs
As of September 30, 2022 and December 31, 2021, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in Other invested assets and Mortgage loans on real estate in the Company’s consolidated balance sheets at September 30, 2022 and December 31, 2021 are total assets of $360 million and $169 million, respectively related to these VIEs.
Non-Consolidated VIEs
As of September 30, 2022 and December 31, 2021, respectively, the Company held approximately $2.3 billion and $2.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $278.8 billion and $245.7 billion as of September 30, 2022 and December 31, 2021, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.3 billion and $2.1 billion and approximately $1.3 billion and $1.2 billion of unfunded commitments as of September 30, 2022 and December 31, 2021, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Assumption Updates
The Company conducts its annual review of its assumptions during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of unearned revenue liabilities, embedded derivatives for our insurance business, liabilities for future policyholder benefits, DAC and DSI assets.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change.
The net impact of assumption changes in the three and nine months ended September 30, 2022 decreased policy charges and fee income by $17 million, decreased policyholders’ benefits by $235 million, increased interest credited to policyholders’ account balances by $1 million, increased net derivative losses by $85 million, and decreased amortization of DAC by $7 million. This resulted in an increase in income (loss) from operations, before income taxes of $139 million and increased net income (loss) by $110 million.
The net impact of assumption changes in the three and nine months ended September 30, 2021 decreased policy charges and fee income by $32 million, decreased policyholders’ benefits by $100 million, decreased net derivative gains by $249 million, and decreased amortization of DAC by $19 million. This resulted in a decrease in income (loss) from operations, before income taxes of $162 million and decreased net income (loss) by $128 million. As part of this annual update, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve due to the impending cessation of LIBOR and our GAAP fair value liability risk margins were increased, resulting in little impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at this time.
Model Changes
There were no material model changes in the first nine months of 2021 and 2022.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of September 30, 2022 and December 31, 2021 was $561 million and $470 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2022 and 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2022
Fixed Maturities:
Corporate (1)	$47,882	$22	$69	$7,515	$40,414
U.S. Treasury, government and agency	7,238	—	4	1,311	5,931
States and political subdivisions	600	—	8	78	530
Foreign governments	1,114	—	2	190	926
Residential mortgage-backed (2)	494	—	1	25	470
Asset-backed (3)	9,235	—	1	540	8,696
Commercial mortgage-backed	3,743	—	—	558	3,185
Redeemable preferred stock	41	—	2	—	43
Total at September 30, 2022	$70,347	$22	$87	$10,217	$60,195

December 31, 2021:
Fixed Maturities:
Corporate (1)	$45,578	$22	$2,382	$214	$47,724
U.S. Treasury, government and agency	13,032	—	2,196	14	15,214
States and political subdivisions	527	—	73	3	597
Foreign governments	1,124	—	42	14	1,152
Residential mortgage-backed (2)	82	—	8	—	90
Asset-backed (3)	5,904	—	20	19	5,905
Commercial mortgage-backed	2,348	—	19	26	2,341
Redeemable preferred stock	41	—	12	—	53
Total at December 31, 2021	$68,636	$22	$4,752	$290	$73,076
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of September 30, 2022 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2022:
Contractual maturities:
Due in one year or less	$1,147	$1,130
Due in years two through five	13,178	12,415
Due in years six through ten	17,063	15,083
Due after ten years	25,424	19,173
Subtotal	56,812	47,801
Residential mortgage-backed	494	470
Asset-backed	9,235	8,696
Commercial mortgage-backed	3,743	3,185
Redeemable preferred stock	41	43
Total at September 30, 2022	$70,325	$60,195

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities for the three and nine months ended September 30, 2022 and 2021:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Proceeds from sales	$878	$3,575	$11,512	$20,294
Gross gains on sales	$—	$172	$38	$1,017
Gross losses on sales	$(73)	$(6)	$(663)	$(160)

Net change in Allowance for Credit and Intent to Sell losses	$(248)	$(2)	$(251)	$(14)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$32	$40	$42	$28
Previously recognized impairments on securities that matured, paid, prepaid or sold	(2)	(2)	(15)	(3)
Recognized impairments on securities impaired to fair value this period (1) (2)	251	—	251	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	(1)	1	—	9
Additional credit losses this period on securities previously impaired	5	1	7	6
Increases due to passage of time on previously recorded credit losses	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—	—
Balance at September 30,	$285	$40	$285	$40
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
(2)Amounts reflected as of three and nine months ended September 30, 2022 represents AFS fixed maturities in an unrealized loss position, which the Company intends to sell in anticipation of the EQUI-VEST Transaction. For additional details on the EQUI-VEST Transaction, see Note 14 of the Notes to the Consolidated Financial Statements.

The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, July 1, 2022	$(6,647)	$851	$(250)	$1,270	$(4,776)
Net investment gains (losses) arising during the period	(3,811)	—	—	—	(3,811)
Reclassification adjustment:
Included in net income (loss)	327	—	—	—	327
Excluded from net income (loss)	—	—	—	—	—
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	386	41	641	1,068
Net unrealized investment gains (losses) excluding credit losses	(10,131)	1,237	(209)	1,911	(7,192)
Net unrealized investment gains (losses) with credit losses	1	—	—	—	1
Balance, September 30, 2022	$(10,130)	$1,237	$(209)	$1,911	$(7,191)

Balance, July 1, 2021	$4,931	$(389)	$(1,037)	$(736)	$2,769
Net investment gains (losses) arising during the period	(362)	—	—	—	(362)
Reclassification adjustment:					—
Included in net income (loss)	(165)	—	—	—	(165)
Excluded from net income (loss)	—	—	—	—	—
Other (1)	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	28	55	93	176
Net unrealized investment gains (losses) excluding credit losses	4,404	(361)	(982)	(643)	2,418
Net unrealized investment gains (losses) with credit losses	(1)	—	—	—	(1)
Balance, September 30, 2021	$4,403	$(361)	$(982)	$(643)	$2,417

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2022	$4,462	$(284)	$(977)	$(673)	$2,528
Net investment gains (losses) arising during the period	(15,466)	—	—	—	(15,466)
Reclassification adjustment:					—
Included in net income (loss)	881	—	—	—	881
Excluded from net income (loss)	—	—	—	—	—
Other	—	—	—	—	—
Impact of net unrealized investment gains (losses)	—	1,520	768	2,583	4,871
Net unrealized investment gains (losses) excluding credit losses	(10,123)	1,236	(209)	1,910	(7,186)
Net unrealized investment gains (losses) with credit losses	(7)	1	—	1	(5)
Balance, September 30, 2022	$(10,130)	$1,237	$(209)	$1,911	$(7,191)

Balance, January 1, 2021	$8,230	$(466)	$(1,814)	$(1,250)	$4,700
Net investment gains (losses) arising during the period	(3,057)	—	—	—	(3,057)
Reclassification adjustment:					—
Included in net income (loss)	(739)	—	—	—	(739)
Excluded from net income (loss)	—	—	—	—	—
Other (1)	(31)	—	—	—	(31)
Impact of net unrealized investment gains (losses)	—	105	832	607	1,544
Net unrealized investment gains (losses) excluding credit losses	4,403	(361)	(982)	(643)	2,417
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, September 30, 2021	$4,403	$(361)	$(982)	$(643)	$2,417

(1) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments.

The following tables disclose the fair values and gross unrealized losses of the 4,803 issues as of September 30, 2022 and the 1,896 issues as of December 31, 2021 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2022
Fixed Maturities:
Corporate	$30,859	$6,100	$5,327	$1,413	$36,186	$7,513
U.S. Treasury, government and agency	5,438	1,292	201	19	5,639	1,311
States and political subdivisions	287	71	13	7	300	78

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Foreign governments	605	138	167	52	772	190
Residential mortgage-backed	433	25	1	—	434	25
Asset-backed	8,023	498	439	42	8,462	540
Commercial mortgage-backed	2,374	367	809	191	3,183	558
Total at September 30, 2022	$48,019	$8,491	$6,957	$1,724	$54,976	$10,215

December 31, 2021:
Fixed Maturities:
Corporate	$9,497	$150	$1,301	$62	$10,798	$212
U.S. Treasury, government and agency	947	10	103	4	1,050	14
States and political subdivisions	112	2	11	1	123	3
Foreign governments	349	6	92	8	441	14
Asset-backed	3,843	19	38	—	3,881	19
Commercial mortgage-backed	1,515	22	96	4	1,611	26
Total at December 31, 2021	$16,263	$209	$1,641	$79	$17,904	$288
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.7% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of September 30, 2022 and December 31, 2021 were $275 million and $280 million, respectively, representing 69.1% and 3.2% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of September 30, 2022 and December 31, 2021, respectively, approximately $2.9 billion and $2.8 billion, or 4.1% and 4.1%, of the $70.3 billion and $68.6 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $241 million and $18 million as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021, respectively, the $1,724 million and $79 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either September 30, 2022 or December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2022, the Company determined that the unrealized loss was primarily due to increases in interest rates, credit spreads and changes in credit ratings.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of September 30, 2022 and December 31, 2021 was $63 million and $57 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the nine months ended September 30, 2022 and 2021.
As of September 30, 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$58	$59	$57	$77
Current-period provision for expected credit losses	19	1	20	(17)
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off		—		—
Net change in allowance	19	1	20	(17)
Balance, end of period	$77	$60	$77	$60

Agricultural mortgages:
Balance, beginning of period	$6	$4	$5	$4
Current-period provision for expected credit losses	—	—	1
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—		—
Net change in allowance	—	—	1	—
Balance, end of period	$6	$4	$6	$4

Total allowance for credit losses	$83	$64	$83	$64

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization and
•changes in credit quality.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of September 30, 2022 and December 31, 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Loan to Value (“LTV”) Ratios (1)

	September 30, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$488	$130	$—	$—	$119	$1,452	$—	$—	$2,189
50% - 70%	1,780	1,857	1,255	275	733	2,597	273	—	8,770
70% - 90%	136	124	115	368	315	898	—	33	1,989
90% plus	—	—	—	—	35	174	—	—	209
Total commercial	$2,404	$2,111	$1,370	$643	$1,202	$5,121	$273	$33	$13,157

Agricultural:
0% - 50%	$121	$190	$214	$123	$135	$754	$—	$—	$1,537
50% - 70%	182	179	238	86	82	277	—	—	1,044
70% - 90%	1	—	—	—	—	15	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$304	$369	$452	$209	$217	$1,046	$—	$—	$2,597
Total mortgage loans:
0% - 50%	$609	$320	$214	$123	$254	$2,206	$—	$—	$3,726
50% - 70%	1,962	2,036	1,493	361	815	2,874	273	—	9,814
70% - 90%	137	124	115	368	315	913	—	33	2,005
90% plus	—	—	—	—	35	174	—	—	209
Total mortgage loans	$2,708	$2,480	$1,822	$852	$1,419	$6,167	$273	$33	$15,754

Debt Service Coverage (“DSC”) Ratios (2)

	September 30, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$605	$1,143	$1,078	$103	$571	$1,846	$—	$—	$5,346
1.8x to 2.0x	135	187	165	216	186	421	161	—	1,471
1.5x to 1.8x	413	274	32	177	250	1,173	75	—	2,394
1.2x to 1.5x	614	259	60	92	47	1,376	—	—	2,448
1.0x to 1.2x	222	248	35	55	148	234	37	33	1,012
Less than 1.0x	415	—	—	—	—	71	—	—	486
Total commercial	$2,404	$2,111	$1,370	$643	$1,202	$5,121	$273	$33	$13,157

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Agricultural:
Greater than 2.0x	$48	$40	$62	$22	$12	$195	$—	$—	$379
1.8x to 2.0x	17	58	35	24	14	63	—	—	211
1.5x to 1.8x	48	42	112	28	19	202	—	—	451
1.2x to 1.5x	89	154	174	99	100	313	—	—	929
1.0x to 1.2x	86	74	65	30	66	260	—	—	581
Less than 1.0x	16	1	4	6	6	13	—	—	46
Total agricultural	$304	$369	$452	$209	$217	$1,046	$—	$—	$2,597
Total mortgage loans:
Greater than 2.0x	$653	$1,183	$1,140	$125	$583	$2,041	$—	$—	$5,725
1.8x to 2.0x	152	245	200	240	200	484	161	—	1,682
1.5x to 1.8x	461	316	144	205	269	1,375	75	—	2,845
1.2x to 1.5x	703	413	234	191	147	1,689	—	—	3,377
1.0x to 1.2x	308	322	100	85	214	494	37	33	1,593
Less than 1.0x	431	1	4	6	6	84	—	—	532
Total mortgage loans	$2,708	$2,480	$1,822	$852	$1,419	$6,167	$273	$33	$15,754
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
DSC Ratios (2)

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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of September 30, 2022 and December 31, 2021, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
September 30, 2022:
Mortgage loans:
Commercial	$—	$—	$—	$—	$13,157	$13,157	$—	$13,157	$—	$—
Agricultural	12	7	19	38	2,543	2,581	16	2,597	—	—
Total	$12	$7	$19	$38	$15,700	$15,738	$16	$15,754	$—	$—
December 31, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$11,434	$11,434	$—	$11,434	$—	$—
Agricultural	1	1	25	27	2,601	2,628	16	2,644	—	—
Total	$1	$1	$25	$27	$14,035	$14,062	$16	$14,078	$—	$—
_______________
(1)Amounts presented at amortized cost basis.

As of September 30, 2022 and December 31, 2021, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $13 million and $14 million, respectively.
Troubled Debt Restructuring
During the three and nine months ended September 30, 2022 and 2021, the Company identified an immaterial amount of TDRs.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three and nine months ended September 30, 2022 and 2021.
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(31)	$(1)	$(138)	$19
Net investment gains (losses) recognized on securities sold during the period	(2)	(3)	(12)	1
Unrealized and realized gains (losses) on equity securities	$(33)	$(4)	$(150)	$20

Trading Securities
As of September 30, 2022 and December 31, 2021, respectively, the fair value of the Company’s trading securities was $310 million and $379 million. As of September 30, 2022 and December 31, 2021, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $33 million and $44 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three and nine months ended September 30, 2022 and 2021:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(8)	$(47)	$(53)	$(264)
Net investment gains (losses) recognized on securities sold during the period	1	40	—	215
Unrealized and realized gains (losses) on trading securities	(7)	(7)	(53)	(49)
Interest and dividend income from trading securities	1	4	6	80
Net investment income (loss) from trading securities	$(6)	$(3)	$(47)	$31

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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of the GMIB features is accounted for as a derivative. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by the Company between 2006-2008 (the “Block”), comprised of non-New

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees to CS Life. As this contract provides full risk transfer and therefore has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the Amounts Due from Reinsurers related to the GMIB with NLG are accounted for as an embedded derivative.
The Company has in place an economic hedge program using U.S. Treasury futures to partially protect the overall profitability of future variable annuity sales against declining interest rates.
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
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:
Derivative Instruments by Category

	September 30, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$1,267	$178	$118	$921	$7	$42
Interest swaps	955	1	252	955	—	395
Total: designated for hedge accounting	2,222	179	370	1,876	7	437
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	3,648	—	—	2,213	—	—
Swaps	9,763	23	—	13,310	5	—
Options	36,687	6,207	3,897	48,380	12,015	5,059
Interest rate contracts:
Futures	5,456	—	—	12,455	—	—
Swaps	1,116	—	134	1,876	—	45
Swaptions	—	—	—	—	—	—
Credit contracts:
Credit default swaps	100	—	2	619	2	3
Currency contracts:
Currency swaps	326	24	—	541	1	—
Currency forwards	—	—	—	—	—	—
Other freestanding contracts:
Margin	—	98	—	—	102	—
Collateral	—	140	3,323	—	178	6,154
Total: Not designated for hedge accounting	57,096	6,492	7,356	79,394	12,303	11,261

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Embedded derivatives:
Amounts due from reinsurers (5)	—	4,312	—	—	5,813	—
GMIB reinsurance contracts (2)	—	1,372	—	—	2,068	—
GMxB derivative features liability (3)	—	—	5,834	—	—	8,525
SCS, SIO, MSO and IUL indexed features (4)	—	—	2,056	—	—	6,641
Total embedded derivatives	—	5,684	7,890	—	7,881	15,166
Total derivative instruments	$59,318	$12,355	$15,616	$81,270	$20,191	$26,864
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

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022

	Net Derivatives Gain(Losses) (1) (2)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$7	$5	$(36)	$111	$21	$7	$(46)	$116
Interest swaps	(38)	—	—	94	(79)	—	—	242
Total: designated for hedge accounting	(31)	5	(36)	205	(58)	7	(46)	358
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	34	—	—	—	548	—	—	—
Swaps	591	—	—	—	3,353	—	—	—
Options	(650)	—	—	—	(4,381)	—	—	—
Interest rate contracts:
Futures	(412)	—	—	—	(1,445)	—	—	—
Swaps	(125)	—	—	—	(428)	—	—	—
Swaptions	—	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	8	—	—	—
Currency contracts:
Currency swaps	23	—	—	—	41	—	—	—
Currency forwards	—	—	—	—	—	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	(539)	—	—	—	(2,304)	—	—	—

Embedded derivatives:
Amounts due from reinsurers	(364)	—	—	—	(1,506)	—	—	—
GMIB reinsurance contracts	(227)	—	—	—	(672)	—	—	—
GMxB derivative features liability	427	—	—	—	2,932	—	—	—
SCS, SIO, MSO and IUL indexed features	766	—	—	—	4,543	—	—	—
Total embedded derivatives	602	—	—	—	5,297	—	—	—

Total derivatives	$32	$5	$(36)	$205	$2,935	$7	$(46)	$358

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021

	Net Derivatives Gain(Losses) (1) (2)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$—	$—	$(15)	$7	$—	$—	$(32)	$7
Interest swaps	(26)	—	—	(9)	(54)	$—	$—	(42)
Total: designated for hedge accounting	(26)	—	(15)	(2)	(54)	$—	$(32)	(35)
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	(6)	—	—	—	(466)	$—	$—	—
Swaps	(3)	—	—	—	(2,609)	$—	$—	—
Options	(169)	—	—	—	2,175	$—	$—	—
Interest rate contracts:
Futures	(92)	—	—	—	(888)	$—	$—	—
Swaps	67	—	—	—	(2,375)	$—	$—	—
Swaptions	—	—	—	—	—	$—	$—	—
Credit contracts:
Credit default swaps	—	—	—	—	2	$—	$—	—
Currency contracts:
Currency swaps	3	—	—	—	3	$—	$—	—
Currency forwards	—	—	—	—	—	$—	$—	—
Other contracts:
Margin	—	—	—	—	—	$—	$—	—
Collateral	—	—	—	—	—	$—	$—	—
Total: not designated for hedge accounting	(200)	—	—	—	(4,158)	$—	$—	—

Embedded derivatives:
Amounts due from reinsurers	344	—	—	—	586	$—	$—	—
GMIB reinsurance contracts	(128)	—	—	—	(694)	$—	$—	—
GMxB derivative features liability	(395)	—	—	—	2,291	$—	$—	—
SCS, SIO, MSO and IUL indexed features	173	—	—	—	(2,113)	$—	$—	—
Total embedded derivatives	(6)	—	—	—	70	$—	$—	—

Total derivatives	$(232)	$—	$(15)	$(2)	$(4,142)	$—	$(32)	$(35)
_____________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)For the three and nine months ended September 30, 2022 and 2021, investment fees of $6 million and $4 million, $14 million and $10 million respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

The following table presents a roll-forward of cash flow hedges recognized in AOCI.
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$(55)	$(158)	$(208)	$(126)
Amount recorded in AOCI	—	—	—	—
Currency swaps	77	7	77	7
Interest swaps	51	(40)	149	(118)
Total amount recorded in AOCI	128	(33)	226	(111)
Amount reclassified from AOCI to income	—	—	—	—
Currency swaps	34	—	39	—
Interest swaps	43	31	93	77
Total amount reclassified from AOCI to income	77	31	132	77
Balance, end of period (1)	$150	$(160)	$150	$(160)
______________
(1) The Company does not estimate the amount of the deferred losses in AOCI at three and nine months ended September 30, 2022 and 2021 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of September 30, 2022 and December 31, 2021 are exchange-traded and net settled daily in cash. As of September 30, 2022 and December 31, 2021, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $175 million and $90 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $57 million and $196 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $14 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of September 30, 2022 and December 31, 2021, respectively, the Company held $3.3 billion and $6.2 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $140 million and $178 million as of September 30, 2022 and December 31, 2021, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of September 30, 2022 and December 31, 2021 there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of September 30, 2022 and December 31, 2021:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of September 30, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$6,672	$5,971	$701	$(596)	$105
Other financial assets	1,272	—	1,272	—	1,272
Other invested assets	$7,944	$5,971	$1,973	$(596)	$1,377

Liabilities:
Derivative liabilities	$7,131	$5,971	$1,160	$—	$1,160
Other financial liabilities	2,213	—	2,213	—	2,213
Other liabilities	$9,344	$5,971	$3,373	$—	$3,373
______________
(1)Financial instruments sent (held).
As of December 31, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$12,309	$10,724	$1,585	$(961)	$624
Other financial assets	1,325	—	1,325	—	1,325
Other invested assets	$13,634	$10,724	$2,910	$(961)	$1,949

Liabilities:
Derivative liabilities	$10,738	$10,724	$14	$—	$14
Other financial liabilities	2,064	—	2,064	—	2,064
Other liabilities	$12,802	$10,724	$2,078	$—	$2,078
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
Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,750	$5,928
Policyholder dividend obligation	—	—
Other liabilities	74	39
Total Closed Block liabilities	5,824	5,967

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,190 and $3,185) (allowance for credit losses of $0 and $0)	2,932	3,390
Mortgage loans on real estate (net of allowance for credit losses of $4 and $4)	1,687	1,771
Policy loans	575	602
Cash and other invested assets	—	63
Other assets	154	90
Total assets designated to the Closed Block	5,348	5,916

Excess of Closed Block liabilities over assets designated to the Closed Block	476	51
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $54 and $(43)	(193)	172
Maximum future earnings to be recognized from Closed Block assets and liabilities	$283	$223

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenues:
Premiums and other income	$29	$33	$93	$109
Net investment income (loss)	52	59	164	179
Investment gains (losses), net	(1)	—	(2)	2
Total revenues	80	92	255	290

Benefits and Other Deductions:
Policyholders’ benefits and dividends	92	108	248	304
Other operating costs and expenses	—	2	—	3
Total benefits and other deductions	92	110	248	307
Net income (loss), before income taxes	(12)	(18)	7	(17)
Income tax (expense) benefit	(5)	(2)	(1)	(3)
Net income (loss)	$(17)	$(20)	$6	$(20)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
A reconciliation of the Company’s policyholder dividend obligation follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$—	$72	$—	$160
Unrealized investment gains (losses)	—	(47)	—	(135)
Ending balance	$—	$25	$—	$25

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
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Three and Nine Months Ended September 30, 2022 and 2021

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, July 1, 2022	$5,153	$(2,295)	$6,217	$(3,838)
Paid guarantee benefits	(152)	63	(171)	46
Other changes in reserve	377	(146)	(325)	377
Balance, September 30, 2022	$5,378	$(2,378)	$5,721	$(3,415)

Balance, July 1, 2021	$5,140	$(2,281)	$5,945	$(4,444)
Paid guarantee benefits	(104)	42	(87)	15
Other changes in reserve	7	(3)	152	126
Impact of the Venerable Transaction (1)	—	—	—	—
Balance, September 30, 2021	$5,043	$(2,242)	$6,010	$(4,303)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, January 1, 2022	$5,011	$(2,237)	$5,952	$(4,207)
Paid guarantee benefits	(433)	180	(437)	53
Other changes in reserve	800	(321)	206	739
Balance, September 30, 2022	$5,378	$(2,378)	$5,721	$(3,415)

Balance, January 1, 2021	$5,093	$(84)	$6,025	$(2,859)
Paid guarantee benefits	(351)	65	(271)	41
Other changes in reserve	301	(47)	256	656
Impact of the Venerable Transaction (1)	—	(2,176)	—	(2,141)
Balance, September 30, 2021	$5,043	$(2,242)	$6,010	$(4,303)
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
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of September 30, 2022 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Direct Variable Annuity Contracts with GMDB and GMIB Features as of September 30, 2022

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$16,657	$94	$48	$148	$16,947
Separate Accounts	44,481	7,106	2,384	24,547	78,518
Total Account Values	$61,138	$7,200	$2,432	$24,695	$95,465

NAR, gross	$1,108	$1,784	$1,975	$24,164	$29,031
NAR, net of amounts reinsured	$1,096	$1,612	$1,439	$13,074	$17,221

Average attained age of policyholders (in years)	51.6	69.7	76.0	71.6	55.4
Percentage of policyholders over age 70	12.1%	52.5%	74.2%	60.0%	21.2%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$14	$193	$207
Separate Accounts	—	—	19,738	25,771	45,509
Total Account Values	$—	$—	$19,752	$25,964	$45,716

NAR, gross	$—	$—	$546	$8,237	$8,783
NAR, net of amounts reinsured	$—	$—	$176	$3,377	$3,553

Average attained age of policyholders (in years)	N/A	N/A	65.6	71.3	69.1
Weighted average years remaining until annuitization	N/A	N/A	5.5	0.5	2.4
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Investment in Variable Insurance Trust Mutual Funds

	September 30, 2022		December 31, 2021
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$37,248	$13,453	$52,744	$20,009
Fixed income	4,464	2,026	5,384	2,505
Balanced	35,678	29,776	48,152	40,228
Other	1,128	254	1,025	264
Total	$78,518	$45,509	$107,305	$63,006

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

	2022			2021
	Direct Liability	Reinsurance Ceded	Net	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance, July 1,	1,127	(940)	187	1,064	(909)	155
Paid guarantee benefits	(45)	—	(45)	(24)	—	(24)
Other changes in reserves	74	(16)	58	38	(11)	27
Balance, September 30,	$1,156	$(956)	$200	$1,078	$(920)	$158

Balance, January 1,	1,090	(928)	162	1,016	(883)	133
Paid guarantee benefits	(61)	—	(61)	(52)	—	(52)
Other changes in reserves	127	(28)	99	114	(37)	77
Balance, September 30,	$1,156	$(956)	$200	$1,078	$(920)	$158

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of September 30, 2022 and December 31, 2021, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Fair Value Measurements as of September 30, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$38,520	$1,894	$40,414
U.S. Treasury, government and agency	—	5,931	—	5,931
States and political subdivisions	—	501	29	530
Foreign governments	—	926	—	926
Residential mortgage-backed (2)	—	470	—	470
Asset-backed (3)	—	8,686	10	8,696
Commercial mortgage-backed	—	3,153	32	3,185
Redeemable preferred stock	—	43	—	43
Total fixed maturities, AFS	—	58,230	1,965	60,195
Other equity investments	173	467	12	652
Trading securities	158	152	—	310
Other invested assets:
Short-term investments	—	14	—	14
Assets of consolidated VIEs/VOEs	—	—	5	5
Swaps	—	(277)	—	(277)
Credit default swaps	—	(2)	—	(2)
Options	—	2,310	—	2,310
Total other invested assets	—	2,045	5	2,050
Cash equivalents	297	190	—	487
Amounts due from reinsurer (5)	—	—	4,312	4,312
GMIB reinsurance contracts asset	—	—	1,372	1,372
Separate Accounts assets (4)	103,556	2,367	1	105,924
Total Assets	$104,184	$63,451	$7,667	$175,302

Liabilities:
GMxB derivative features’ liability	$—	$—	$5,834	$5,834
SCS, SIO, MSO and IUL indexed features’ liability	—	2,056	—	2,056
Total Liabilities	$—	$2,056	$5,834	$7,890
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of September 30, 2022 the fair value of such investments was $452 million.
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $139 million and $148 million as of September 30, 2022 and December 31, 2021, respectively, to recognize incremental counterparty non-performance risk.
After giving consideration to collateral arrangements, the Company reduced the fair value of its Amounts due from Reinsurers by $199 million and $210 million at September 30, 2022 and December 31, 2021 to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2022, fixed maturities with fair values of $114 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $90 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 51.3% of total equity as of September 30, 2022.
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
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the three and nine months ended September 30, 2022 and 2021, respectively.
Level 3 Instruments - Fair Value Measurements

	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, July 1, 2022	$1,752	$30	$25	$18
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	(3)	—	—	—
Subtotal	(2)	—	—	—
Other comprehensive income (loss)	(70)	(1)	—	—
Purchases	217	—	7	(2)
Sales	(35)	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	25	—	—	—
Transfers out of Level 3 (1)	7	—	—	(6)
Balance, September 30, 2022	$1,894	$29	$32	$10
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(70)	$(1)	$—	$—

Balance, July 1, 2021	$1,249	$37	$11	$127

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1		—	—
Investment gains (losses), net	(1)		—	—
Subtotal	—	—	—	—
Other comprehensive income (loss)	4	—	—	—
Purchases	259	—	(1)	(120)
Sales	(70)	—	—	(2)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	(2)	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, September 30, 2021	$1,440	$37	$10	$5
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$4	$—	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, January 1, 2022	$1,493	$35	$20	$8
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—
Investment gains (losses), net	(3)	—	—	—
Subtotal	—	—	—	—
Other comprehensive income (loss)	(151)	(5)	(2)	—
Purchases	765	—	14	9
Sales	(195)	(1)	—	(1)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	90	—	—	—
Transfers out of Level 3 (1)	(108)	—	—	(6)
Balance, September 30, 2022	$1,894	$29	$32	$10
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(148)	$(5)	$(2)	$—

Balance, January 1, 2021	$1,687	$39	$—	$20
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—
Investment gains (losses), net	(14)	—	—	—
Subtotal	(10)	—	—	—
Other comprehensive income (loss)	30	(1)	—	—
Purchases	718	—	10	3
Sales	(272)	(1)	—	(18)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(713)	—	—	—
Balance, September 30, 2021	$1,440	$37	$10	$5
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$30	$(2)	$—	$—

	Other Equity Investments (6)	Amounts Due from Reinsurers	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, July 1, 2022	$18	$4,681	$1,612	$1	$(6,189)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(1)	—	—	—	—
Net derivative gains (losses) (1)	—	(364)	(227)	—	427

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Total realized and unrealized gains (losses)	(1)	(364)	(227)	—	427
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	—	28	10	—	(110)
Sales (3)	—	(33)	(23)	—	38
Activity related to consolidated VIEs/VOEs	—	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, September 30, 2022	$17	$4,312	$1,372	$1	$(5,834)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (5)	$(1)	$(364)	$(227)	$—	$427
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (5)	$—	$—	$—	$—	$—

Balance, July 1, 2021	$13	$5,510	$2,290	$1	$(8,455)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	1	—	—	—	—
Net derivative gains (losses)	—	344	(128)	—	(395)
Total realized and unrealized gains (losses)	1	344	(128)	—	(395)
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	—	31	10	(1)	(109)
Sales (3)	(1)	(16)	(16)	—	21
Other	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	1	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	1	—	—	—	—
Balance, September 30, 2021	$15	$5,869	$2,156	$—	$(8,938)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (5)	$1	$344	$(128)	$—	$(395)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (5)	$—	$—	$—	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Other Equity Investments (6)	Amounts Due from Reinsurers	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2022	$13	$5,815	$2,068	$1	$(8,525)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(1)	—	—	—	—
Net derivative gains (losses) (1)	—	(1,506)	(672)	—	2,932
Total realized and unrealized gains (losses)	(1)	(1,506)	(672)	—	2,932
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	8	89	31	—	(345)
Sales (3)	—	(86)	(55)	—	104
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, September 30, 2022	$17	$4,312	$1,372	$1	$(5,834)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (5)	$(1)	$(1,506)	$(672)	$—	$2,932
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (5)	$—	$—	$—	$—	$—

Balance, January 1, 2021	$15	$—	$2,859	$1	$(10,936)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	2	—	—	—	—
Net derivative gains (losses)	—	586	(694)	—	2,291
Total realized and unrealized gains (losses)	2	586	(694)	—	2,291
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	—	40	32	—	(344)
Sales (3)	(1)	(16)	(41)	—	51
Other	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—		(1)	—
Balance, September 30, 2021	$15	$5,869	$2,156	$—	$(8,938)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (5)	$2	$586	$(694)	$—	$2,291
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (5)	$—	$—	$—	$—	$—

______________
(1)For the three and nine months ended September 30, 2022 and 2021, the Company’s non-performance risk impact of $(41) million , (92) million, $835 million and (68) million for the GMxB Derivative Features Liability, $8 million, 8 million, $(80) million and 9 million for the GMIB Reinsurance Contract Asset, and $(16) million, (19) million, $(93) million and (7) million for the Amounts due from Reinsurers, respectively, is recorded through Net derivative gains (losses).

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
(5)For instruments held as of September 30, 2022 and September 30, 2021, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(6)Other Equity Investments include other invested assets.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of September 30, 2022 and December 31, 2021, respectively.

Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$237	Matrix pricing model	Spread over Benchmark	20 bps - 797 bps	171 bps
	917	Market comparable companies	EBITDA multiples Discount Rate Cash flow Multiples Loan to Value	5.7x - 38.5x 5.5% - 41.5% 0.5x - 12.0x 0.0% - 46.7%	14.1x 8.3% 6.4x 26.3%
Other equity investments	4	Market comparable companies	Revenue multiple	0.5x - 9.9x	2.8x

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
GMIB reinsurance contract asset	1,372	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.38% - 22.66% 0.14% - 10.02% 0.04% - 60.54% 101 bps - 167 bps 14% - 35% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	2.92% 1.02% 5.61% 103 bps 25% 3.09% (same for all ages) (same for all ages)
Amount Due from Reinsurers	4,312	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.38% - 22.66% 0.14% - 10.02% 0.04% - 60.54% 63 bps 14% - 35% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	1.93% 1.38% 8.27% 63 bps 25% 2.28% (same for all ages) (same for all ages)
Liabilities:
GMIB NLG	5,826	Discounted cash flow	Non-performance risk Lapse Withdrawal Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	186 bps 0.38% - 28.79% 0.14% - 10.02% 0.04% - 100.00% 0.01% - 0.18% 0.07% - 0.56% 0.44% - 43.60%	186 bps 4.23% 1.27% 6.10% 1.71% (same for all ages) (same for all ages)
GWBL/GMWB	74	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.50% - 22.66% 0.00% - 8.00% 100% once starting 14% - 35% 186 bps	2.92% 1.02% 25%
GIB	(64)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.50% - 22.66% 0.26% - 2.10% 0.04% - 100.00% 14% - 35% 186 bps	2.92% 1.02% 5.61% 25%
GMAB	(1)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk	0.50% - 22.66% 14% - 35% 186 bps	2.92% 25%
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
Excluded from the tables above as of September 30, 2022 and December 31, 2021, respectively, are approximately $825 million and $430 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of September 30, 2022 and December 31, 2021, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of September 30, 2022 and December 31, 2021, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values as of September 30, 2022 and December 31, 2021 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements are presented in the table below:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2022:
Mortgage loans on real estate	$15,671	$—	$—	$13,931	$13,931
Policy loans	$3,538	$—	$—	$4,418	$4,418
Loans to affiliates	$1,900	$—	$1,729	$—	$1,729
Policyholders’ liabilities: Investment contracts	$1,905	$—	$—	$1,730	$1,730
FHLB funding agreements	$7,830	$—	$7,709	$—	$7,709
FABN funding agreements	$6,613	$—	$5,914	$—	$5,914
Separate Accounts liabilities	$9,806	$—	$—	$9,806	$9,806

December 31, 2021:
Mortgage loans on real estate	$14,016	$—	$—	$14,291	$14,291
Policy loans	$3,540	$—	$—	$4,512	$4,512
Loans to affiliates	$1,900	$—	$1,974	$—	$1,974
Policyholders’ liabilities: Investment contracts	$1,916	$—	$—	$1,980	$1,980
FHLB funding agreements	$6,647	$—	$6,679	$—	$6,679
FABN funding agreements	$6,689	$—	$6,626	$—	$6,626
Separate Accounts liabilities	$11,620	$—	$—	$11,620	$11,620

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
8)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2022 and 2021 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
9)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three and nine months ended September 30, 2022.

10)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of September 30, 2022 and December 31, 2021 follow:

	September 30,	December 31,
	2022	2021
	(in millions)
Unrealized gains (losses) on investments	$(7,091)	$2,362
Defined benefit pension plans	(4)	(5)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$(7,095)	$2,357

The components of OCI, net of taxes for the three and nine months ended September 30, 2022 and 2021, follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(3,010)	$(285)	$(12,224)	$(2,409)
(Gains) losses reclassified into net income (loss) during the period (1)	258	(130)	696	(608)
Net unrealized gains (losses) on investments	(2,752)	(415)	(11,528)	(3,017)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	491	61	2,076	708
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(602), $(94), $(2,513) and $(614))	(2,261)	(354)	(9,452)	(2,309)
Other comprehensive income (loss), attributable to Equitable Financial	$(2,261)	$(354)	$(9,452)	$(2,309)
____________

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(69) million, $35 million, $(185) million and $162 million for the three and nine months ended September 30, 2022 and 2021, respectively.
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
11)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$21	$24	$28	$41
Net earnings (loss) attributable to redeemable noncontrolling interests	—	—	(4)	$1
Purchase/change of redeemable noncontrolling interests	(1)	1	(4)	$(17)
Balance, end of period	$20	$25	$20	$25

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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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
In August 2015, a lawsuit was filed in Connecticut Superior Court entitled Richard T. O’Donnell, on behalf of himself and all others similarly situated v. AXA Equitable Life Insurance Company. This lawsuit was a putative class action on behalf of all persons who purchased variable annuities from Equitable Financial, in which the volatility management tool was subsequently implemented and who claim to have suffered injury as a result thereof. Plaintiff asserted a claim for breach of contract alleging that Equitable Financial implemented the volatility management strategy in violation of applicable law. In September 2022, this lawsuit was withdrawn with prejudice.
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies opted out of the Brach class action. Most opt-out policies are not yet the subject of litigation. Others filed suit previously, including three federal actions that have been coordinated with the Brach action and contain similar allegations along with additional allegations for violations of state consumer protection statutes and common law fraud. In March 2022, the federal district court issued a summary judgment decision, denying in significant part but granting in part Equitable Financial’s motion and denying the motion filed by plaintiffs in the coordinated actions. In July 2022, the federal district court granted Equitable Financial’s motion to reconsider its summary judgment decision in part and granted summary judgment as to a portion of the Section 4226 class. The federal district court also agreed to consider whether it should decertify the Section 4226 class and set a briefing schedule. Equitable Financial has commenced settlement discussions with the Brach class action plaintiffs and plaintiffs in the coordinated actions. No assurances can be given about the outcome of those settlement discussions. Equitable Financial has settled actual and threatened litigations challenging the COI increase by individual policyowners and one entity that invested in numerous policies purchased in the life settlement market. Two actions are also pending against Equitable Financial in New York state court. In July 2022, the trial court in one of the New York state court actions, Hobish v. AXA Equitable Life Insurance Company, granted in significant part Equitable Financial’s motion for summary judgment and denied plaintiff’s cross motion. That plaintiff filed a notice of appeal and Equitable filed a notice of cross-appeal. Equitable Financial is vigorously defending each of these matters.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $364 million and pledged collateral with a carrying value of $11.0 billion as of September 30, 2022.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4 of the Notes to these Consolidated Financial Statements. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Nine Months Ended September 30, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at September 30, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,353	$40,964	$(41,132)	$153	$—	$5,338
Long-term funding agreements:
Due in years two through five	1,290	647	—	(153)	—	1,784
Due in more than five years	—	705	—	—	—	705
Total long-term funding agreements	1,290	1,352	—	(153)	—	2,489
Total funding agreements (1)	$6,643	$42,316	$(41,132)	$—	$—	$7,827
____________
(1)The $4 million and $4 million difference between the funding agreements carrying value shown in fair value table for September 30, 2022 and December 31, 2021, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program (“FABN”)
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of September 30, 2022, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s issuances of funding agreements under the FABN program.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Change in FABN Funding Agreements during the Nine Months Ended September 30, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at September 30, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$1,000	$—	$—	$1,000
Long-term funding agreements:
Due in years two through five	4,600	—	—	(1,000)	500	—	4,100
Due in more than five years	2,119	—	—	—	(500)	(79)	1,540
Total long-term funding agreements	6,719	—	—	(1,000)	—	(79)	5,640
Total funding agreements (1)	$6,719	$—	$—	$—	$—	$(79)	$6,640
_____________
(1)The $28 million and $70 million difference between the funding agreements notional value shown and carrying value table as of September 30, 2022 and December 31, 2021, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of September 30, 2022, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of September 30, 2022. The Company had $880 million of commitments under existing mortgage loan agreements as of September 30, 2022.
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
13)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of September 30, 2022, the following three prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was an increase of approximately $128 million in statutory special surplus funds and a decrease of $332 million and $1.2 billion in statutory net income as of and for the three and nine months ended September 30, 2022, respectively, which will be amortized over five years for each of the retrospective and prospective components. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.

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
The impact of the application of Reg 213 was a decrease of approximately $2.2 billion in statutory surplus as of September 30, 2022 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves are 100% phased-in. As of September 30, 2022, given the prevailing market conditions and business mix, there are no Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”). Finally, the continued application of Reg 213 resulted in a corresponding increase of $0.8 billion and a decrease of $0.9 billion in statutory net income for the three and nine months ended September 30, 2022, which was largely offset by net income gains on our hedging program during the same period as noted.
During the fourth quarter 2020, the Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our Equi-Vest product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $2.3 billion in statutory surplus and an increase in statutory net income as of and for the three and nine months ended September 30, 2022 of $426 million and $2.4 billion, respectively.
14)    SUBSEQUENT EVENTS
EQUI-VEST Reinsurance Transaction

On October 3, 2022, Equitable Financial completed the transactions (the “EQUI-VEST Transaction”) contemplated by the previously announced Master Transaction Agreement, dated August 16, 2022, by and between Equitable Financial and First Allmerica Financial Life Insurance Company, a Massachusetts-domiciled insurance company (the “Reinsurer”), a wholly owned subsidiary of Global Atlantic Financial Group.
At the closing of the EQUI-VEST Transaction, Equitable Financial and the Reinsurer entered into a Coinsurance and Modified Coinsurance Agreement (the “EQUI-VEST Reinsurance Agreement”), pursuant to which Equitable Financial ceded to the Reinsurer, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008, which predominately include Equitable Financial’s highest guaranteed general account crediting rates of 3%, supported by general account assets of approximately $4 billion and $5 billion of separate account value (the “Reinsured Contracts”).

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
EQUI-VEST Reinsurance Transaction
On October 3, 2022, Equitable Financial completed the transactions (the “EQUI-VEST Transaction”) contemplated by the previously announced Master Transaction Agreement, dated August 16, 2022, by and between Equitable Financial and First Allmerica Financial Life Insurance Company, a Massachusetts-domiciled insurance company (the “Reinsurer”), a wholly owned subsidiary of Global Atlantic Financial Group.
At the closing of the EQUI-VEST Transaction, Equitable Financial and the Reinsurer entered into a Coinsurance and Modified Coinsurance Agreement (the “EQUI-VEST Reinsurance Agreement”), pursuant to which Equitable Financial ceded to the Reinsurer, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008 supported by general account assets of approximately $4 billion and $5 billion of separate account value (the “Reinsured Contracts”). The Reinsured Contracts predominately include certain of Equitable Financial’s contracts that offer the highest guaranteed general account crediting rates of 3%. At the closing of the EQUI-VEST Transaction, Reinsurer deposited assets supporting the general account liabilities relating to the Reinsured Contracts into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the EQUI-VEST Reinsurance Agreement. Equitable Financial reinsured the separate accounts relating to the Reinsured Contracts on a modified coinsurance basis. Commonwealth Annuity and Life Insurance Company, an insurance company domiciled in the Commonwealth of Massachusetts and affiliate of Reinsurer (“Commonwealth”), provided a guarantee of Reinsurer’s payment obligation to Equitable Financial under the EQUI-VEST Reinsurance Agreement. In addition, the investment of assets in the trust account is subject to investment guidelines, and the EQUI-VEST Reinsurance Agreement requires enhanced funding upon certain capital adequacy related triggers. The EQUI-VEST Reinsurance Agreement also contains additional counterparty risk management and mitigation provisions. At the closing of the EQUI-VEST Transaction, AllianceBernstein L.P. entered into an investment advisory agreement with Reinsurer pursuant to which AllianceBernstein L.P. will serve as the preferred investment manager of certain general account assets transferred to the trust account. Equitable Financial will continue to administer the Reinsured Contracts.
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
COVID-19 Impact
The COVID-19 pandemic is still evolving. We continue to closely monitor COVID-19 developments and the impact on our business, operations and investment portfolio. The future impact of the COVID-19 pandemic is dependent on many unknown factors and remains highly uncertain, including as to the emergence and spread of COVID-19 variants, the availability, adoption and efficacy of COVID-19 treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19. As the COVID-19 pandemic has not yet subsided, it is not possible to predict or estimate the longer-term effects of the COVID-19 pandemic, on the economy and on our business, results of operations, and financial condition, including the impact on our investment portfolio or the need for us to revisit or revise targets previously provided to the markets and/or aspects of our business model. For additional information regarding the actual and potential impacts of the COVID-19 pandemic and action we have taken to mitigate certain impacts, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—COVID-19 Impact” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investment Portfolio” in the 2021 Form 10-K.
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
Assumption Updates
We conduct our annual review of our assumptions during the third quarter of each year. We also update our assumptions as needed in the event we become aware of economic conditions or events that could require a change in assumptions that we believe may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact our earnings in the period of the change.
Impact of Assumption Updates on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the three months ended September 30, 2022 and 2021 to our income (loss) from continuing operations, before income taxes and net income (loss).

	Three Months Ended September 30, (1)
	2022	2021
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$156	$(146)
All other assumption updates	(17)	(16)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	139	(162)
Income tax (expense) benefit on assumption update	(29)	34
Net income (loss) impact of assumption update	$110	$(128)
_____________
(1)The amounts for the three months and the nine months ended September 30 of each year represented the same amounts.
2022 Assumption Updates
The impact of the assumption update in the third quarter 2022 was an increase of $139 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $110 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $139 million consisted of a decrease in policy charges and fee income of $17 million, a decrease in policyholders’ benefits of $235 million, an increase in interest credited to policyholder account balances of $1 million, an increase in net derivative losses of $85 million and a decrease in the amortization of DAC of $7 million.
2021 Assumption Updates
The impact of the assumption update in the third quarter 2021 was a decrease of $162 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $128 million. As part of this annual update completed as of September 30, 2021, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve, which represents a reasonable proxy of the cost of funding the derivative positions backing our GMxB liabilities. Concurrently, our GAAP fair value liability risk margins were increased. which when considered with the change from LIBOR, resulted in an immaterial impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at the time of this update.
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

Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, increased volatility in the capital markets, equity markets declines, rising interest rates, inflationary pressures, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions.
The invasion of Ukraine by Russia and the sanctions and other measures imposed in response to this conflict significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates. During the third quarter 2022, equity markets continued their decline, while interest rates continued to rise, and are anticipated to continue to rise throughout the year based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility, coupled with prevailing interest rates remaining below historical averages despite recent increases, could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Quantitative and Qualitative Disclosures About Market Risk”.
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
In July 2022, the NYDFS proposed amendments to the New York Cybersecurity Requirements for Financial Services Companies promulgated by the NYDFS in March 2017. The amendments, if adopted, would require new reporting, governance and oversight measures to be implemented, enhance certain cybersecurity safeguards (e.g., annual audits, vulnerability assessments, and password controls and monitoring), and mandate notifications in the event that a covered entity makes a cyber-ransom payment. The pre-proposal comment period on these draft amendments ended in August 2022, and an additional comment period is expected in the future.
Fiduciary Rules / “Best Interest” Standards of Conduct. The NYDFS’ amendments to Regulation 187 - Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) incorporate the “best interest” standard for annuity transactions and they expand the scope of the regulation to include sales of life insurance policies to consumers. In April 2021, the Appellate Division of the New York Supreme Court overturned Regulation 187 for being unconstitutionally vague, although the New York State Court of Appeals reversed this ruling on October 20, 2022. We cannot predict whether any rules or rule amendments will be adopted by either the SEC or NYDFS, what form any such final rules may take, or what effect adoption of such rules or amendments would have on our business or compliance costs.

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
The following table summarizes our consolidated statements of income (loss) for the nine months ended September 30, 2022 and 2021:
Consolidated Statement of Income (Loss)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$2,229	$2,581
Premiums	548	574
Net derivative gains (losses)	2,921	(4,152)
Net investment income (loss)	2,238	2,655
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(272)	4
Other investment gains (losses), net	(640)	753
Total investment gains (losses), net	(912)	757
Investment management and service fees	547	791
Other income	72	65
Total revenues	7,643	3,271

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,260	2,383
Interest credited to policyholders’ account balances	930	841
Compensation and benefits	145	246
Commissions	543	494
Interest expense	2	1
Amortization of deferred policy acquisition costs	405	342
Other operating costs and expenses	776	847
Total benefits and other deductions	5,061	5,154
Income (loss) from continuing operations, before income taxes	2,582	(1,883)
Income tax (expense) benefit	(498)	500
Net income (loss)	2,084	(1,383)
Less: Net income (loss) attributable to the noncontrolling interest	(4)	1
Net income (loss) attributable to Equitable Financial	$2,088	$(1,384)

The following discussion compares the results for the nine months ended September 30, 2022 to the nine months ended September 30, 2021.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Net Income (Loss) Attributable to Equitable Financial

Equitable Financial Net income of $2.1 billion for the nine months ended September 30, 2022 increased $3.5 billion from a Net loss of $1.4 billion for the nine months ended September 30, 2021. The increase was primarily driven by the following notable items:
Favorable items included:
•Net derivative gains increased by $7.1 billion from a $4.2 billion loss in the prior period due to reduced interest rate derivative positions and equity market depreciation during 2022 as compared to 2021.
•Compensation, benefits and other operating expenses decreased by $172 million mainly due to lower fund expenses from lower average assets due to the Venerable Transactions and lower separation expenses and legal reserve accruals partially offset by unfavorable COLI impacts related to 2022 equity markets and higher consulting expenses.
•Policyholders’ benefits decreased by $123 million mainly due to more favorable assumption updates during 2022 and impact of the Venerable Transaction on GMxB reserve accrual partially offset by equity market depreciation during 2022 compared to equity market appreciation during 2021 (offset in Net Derivative gains) and higher claims in our Individual Variable Annuity products.
These were partially offset by the following unfavorable items:
•Net investment gains decreased by $1.7 billion primarily due to AFS fixed maturities in an unrealized loss position in anticipation of the EQUI-VEST Transaction and prior year rebalancing in the General Account portfolio associated with prior year Venerable Transaction and the rebalancing program to reduce duration during 2022.
•Fee-type revenue decreased by $615 million mainly due to lower fees associated with our Individual Annuity products as a result of lower equity markets and fee-income ceded to Venerable.
•Net investment income decreased by $417 million mainly driven by lower alternative investment income, lower prepayments, lower assets due to the prior year Venerable Transaction, and lower income from seed capital investments (offset by hedging gains in derivatives), partially offset by higher income from floating rate securities, higher income from TIPS (offset in inflation related hedging losses) and GA optimization.
•Interest credited to policyholders’ account balances increased by $89 million mainly due to the growth of SCS AV and increase in interest rates and average outstanding amounts of funding agreements during 2022.
•Amortization of DAC increased by $63 million mainly due to unfavorable markets during the nine months ended 2022 compared to favorable markets during nine months ended 2021.
•Commissions increased by $49 million mainly due to lower AV in our Individual Annuity products due to 2022 equity performance.
•Income tax expense increased by $1 billion primarily due to pre-tax income in the nine months ended 2022 compared to a pre-tax loss in the nine months ended 2021.
See “—Significant Factors Impacting Our Results—Assumption Updates” for more information regarding the assumption update.
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
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective.
During the first quarter 2022, we implemented a new accounting and financial reporting system, including the general ledger. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new general ledger. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.    Exhibits
INDEX TO EXHIBITS

Number		Description
10.1	#	Master Transaction Agreement, dated as of August 16, 2022 among Equitable Financial Life Insurance Company and First Allmerica Financial Life Insurance Company (redacted)
10.2	#	Coinsurance and Modified Coinsurance Agreement, dated as of October 3, 2023, between Equitable Financial Life Insurance Company and First Allmerica Financial Life Insurance Company (redacted)
31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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

Date: November 3, 2022	EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2022		/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)