Form 10-K
period 2022-12-31
Equitable Financial Life Insurance Co
filed 2023-02-21
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 17, 2023, 2,000,000 shares of the registrant’s $1.25 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of plateauing or decreasing economic growth and geopolitical conflicts and related economic conditions, equity market declines and volatility, interest rate fluctuations and changes in liquidity and access to and cost of capital; (ii) operational factors, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards, and catastrophic events, such as outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (vii) recruitment and retention of key employees and experienced and productive financial professionals; (viii) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (ix) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (x) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
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

Part I, Item 1.
BUSINESS
GENERAL
We are a principal franchise of Equitable Holdings, Inc., one of America’s leading financial services providers. We provide advice, protection and retirement strategies to individuals, families and small businesses.
PRODUCTS
We offer a variety of retirement and protection products and services, principally to individuals, small and medium-sized businesses and professional and trade associations. Our product approach is to ensure that design characteristics are attractive to both our customers and our company’s capital approach. We currently focus on products across our business that expose us to less market and customer behavior risk, are more easily hedged and, overall, are less capital intensive than many traditional products. We are licensed to sell our products in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.
As part of Holdings’ ongoing efforts to efficiently manage capital among its insurance subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of its group of companies, most new sales of life insurance, employee benefits, and variable annuity products to policyholders located outside of New York are being issued through Equitable America, another life insurance subsidiary of Holdings.
Individual Variable Annuities
We are a leading provider of individual variable annuity products, which are primarily sold to affluent and high net worth individuals or to registered investment advisers for their affluent and high net worth clients who are saving for retirement or seeking guaranteed retirement income. We have a long history of innovation, as one of the first companies, in 1968, to enter the variable annuity market, as the first company, in 1996, to provide variable annuities with living benefits, and as the first company, in 2010, to bring to market an index-linked variable annuity product. We continue to innovate our offering, periodically updating our product benefits and introducing new variable annuity products to meet the evolving needs of our clients while managing the risk and return of these variable annuity products to our company. We sell our variable annuity products through the more than 4,400 licensed financial professionals at Equitable Advisors and a wide network of third-party firms, including banks, broker-dealers and insurance partners, reaching more than 145,000 financial professionals.
    Current Variable Annuities Offered
We primarily sell three variable annuity products, each providing policyholders with distinct features and return profiles. Our current primary product offering includes:
Structured Capital Strategies (“SCS”). SCS is an index-linked variable annuity product which allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices, or one or more ETFs, subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. Prior to November 2021, this variable annuity did not offer GMxB features, other than an optional return of premium death benefit that we had introduced on some versions. In November 2021, we introduced SCS Income, a new version of SCS offering a GMxB feature. SCS Income is an index-linked annuity that combines lifetime income options with some protection from equity market volatility.
Retirement Cornerstone (“RC”). Our Retirement Cornerstone product offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance; and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life.
Investment Edge. Our investment-only variable annuity is a wealth accumulation variable annuity that defers current taxes during accumulation and provides tax-efficient distributions on non-qualified assets through scheduled payments over a set period of time with a portion of each payment being a return of cost basis, thus excludable from taxes. An optional SIO feature allows a policyholder to invest in various investment options, whose performance is tied to one or more securities indices, subject to a performance cap, with some downside protection over a set period of time. This optional SIO feature leverages our innovative SCS offering. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.
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
Hedging
We use a dynamic hedging strategy supplemented by static hedges to offset changes in our economic liability from changes in equity markets and interest rates. In addition to our dynamic hedging strategy, we have static hedge positions to maintain a target asset level for all variable annuities. A wide range of derivatives contracts are used in these hedging programs, such as futures and total return swaps (both equity and fixed income), options and variance swaps, as well as, to a lesser extent, bond investments and repurchase agreements. For GMxB features, we retain certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contract-holder election rates, among other things. We enter into both centrally cleared and over-the-counter derivatives and have material credit exposure to derivatives dealer counterparties and clearing house members.
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
Non-affiliate Reinsurance. We have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMxB feature issued through February 2005. As of December 31, 2022, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 59.8% of our NAR resulting from the GMIB feature and approximately 41.7% of our NAR to the GMDB obligation on variable annuity contracts in force as of December 31, 2022. For additional information regarding our use of reinsurance, see Note 10 of the Notes to the Consolidated Financial Statements.
Captive Reinsurance. In addition to non-affiliated reinsurance, we ceded to our affiliate, EQ AZ Life RE, a captive reinsurance company, a 100% quota share of all liabilities for variable annuities with GMIB riders issued on or after May 1, 1999 through August 31, 2005 in excess of the liability assumed by two unaffiliated reinsurers, which are subject to certain maximum amounts or limitations on aggregate claims. We use a captive reinsurer as part of our capital management strategy. For additional information regarding our use of a captive reinsurer, see “—Regulation—Insurance Regulation—Captive Reinsurance Regulation and Variable Annuity Capital Standards” and “Risk Factors—Legal and Regulatory Risks” and Note 1 of the Notes to the Consolidated Financial Statements.
Employer-Sponsored Products and Services
We also offer tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. We operate in the 403(b), 457(b) and 401(k) markets where we sell variable annuity and mutual fund-based products. RBG is the primary distributor of our products and related solutions to individuals in the K-12 education market with more than 1,000 advisors dedicated to helping educators prepare for retirement as of December 31, 2022.
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
•Structured Investment Option (SIO)—Provides upside market participation that tracks certain available indices subject to a performance cap, with some downside protection against losses in the investment over a one, three- or five year period. This option leverages our innovative SCS individual annuity offering, and we believe that we are the only provider that offers this type of offering combined in a variable annuity offering in the defined contribution market today.
•Personal Income Benefit—An optional GMxB feature that enables participants to obtain a guaranteed withdrawal benefit for life for an additional fee.

Open Architecture Mutual Fund Platform. We also offer a mutual fund-based product to complement our variable annuity products. This platform provides a similar service offering to our variable annuities. The program allows plan sponsors to select from thousands of proprietary and third-party sponsored mutual funds. The platform also offers a group fixed annuity that operates very similarly to the GIO as an available investment option on this platform.
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
Reinsurance
On October 3, 2022, Equitable Financial completed the transactions (the “Global Atlantic Transaction”) contemplated by the previously announced Master Transaction Agreement, dated August 16, 2022, by and between Equitable Financial and First

Allmerica Financial Life Insurance Company, a Massachusetts-domiciled insurance company (the “Reinsurer”), a wholly owned subsidiary of Global Atlantic Financial Group.
At the closing of the Global Atlantic Transaction, Equitable Financial and the Reinsurer entered into a Coinsurance and Modified Coinsurance Agreement (the “EQUI-VEST Reinsurance Agreement”), pursuant to which Equitable Financial ceded to the Reinsurer, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008, which predominately include Equitable Financial’s highest guaranteed general account crediting rates of 3%, supported by general account assets of approximately $4 billion and $5 billion of separate account value (the “Reinsured Contracts”). At the closing of the Global Atlantic Transaction, Reinsurer deposited assets supporting the general account liabilities relating to the Reinsured Contracts into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the EQUI-VEST Reinsurance Agreement. Commonwealth Annuity and Life Insurance Company, an insurance company domiciled in the Commonwealth of Massachusetts and affiliate of Reinsurer (“Commonwealth”), provided a guarantee of Reinsurer’s payment obligation to Equitable Financial under the EQUI-VEST Reinsurance Agreement.
For additional information regarding the Global Atlantic Transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Global Atlantic Transaction” and Note 1 of the Notes to the Consolidated Financial Statements.
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
We have three permanent life insurance offerings built upon a UL insurance framework: IUL, VUL and COLI products targeting the small and medium-sized business market. UL policies offer flexible premiums, and generally offer the policyholder the ability to choose one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy AV. Our insurance products include single-life and second-to-die (i.e., survivorship) products.
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
Hedging
We hedge the exposure contained in our IUL products and the MSO rider we offer on our VUL products. These products and riders allow the policyholder to participate in the performance of an index price movement up to certain caps and/or protect the policyholder in a movement down for a set period of time. In order to support our obligations under these investment options, we enter into derivatives contracts whose payouts, in combination with returns from the underlying fixed income investments, seek to replicate those of the index price, subject to prescribed caps and buffers. Our hedging exposes us to counterparty risk as well as fellow customer default risk, in respect to certain types of cleared contracts.
Employee Benefits Products
Our employee benefits business focuses on serving small and medium-sized businesses located in New York, offering these businesses a differentiated technology platform and competitive suite of group insurance products. Leveraging our innovative technology platform, we have formed strategic partnerships with large insurance and health carriers as their primary group benefits provider. As a new entrant in the employee benefits market we were able to build a platform from the ground up, without reliance on legacy systems. This helps put us in a position to embrace industry shifts quickly and provides us with an advantage over many competitors.
Our products are designed to provide valuable protection for employees as well as help employers attract employees and control costs. We currently offer a suite of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability, Long-Term Disability, Critical Illness, Accident and Hospital Indemnity insurance products.
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

MARKETS
Variable Annuity Products. Our variable annuity products are primarily sold to both retirees seeking retirement income and a broader class of investors, including affluent, high net worth individuals and families saving for retirement, registered investment advisers and their clients, as well as younger investors who have maxed out contributions to other retirement accounts but are seeking tax-deferred growth opportunities. Our customers prioritize certain features based on their life-stage and investment needs or those of their clients. In addition, our products offer features designed to serve different market conditions. SCS serves clients with investable assets who want exposure to equity markets, but also want to guard against a market correction. SCS Income serves clients who want exposure to equity markets, but also want to protect against a market correction, while seeking guaranteed income. Retirement Cornerstone serves clients who want growth potential and guaranteed income with increases in a rising interest rate environment. Investment Edge serves clients concerned about rising taxes.
Employer-Sponsored Products and Services. We primarily operate in the tax-exempt 403(b)/457(b)/491(a), corporate 401(k), institutional 401(k) and other markets. In the tax-exempt 403(b)/457(b) market, we primarily serve individual employees of public school systems. To a lesser extent, we also market to government entities that sponsor 457(b) plans. In the corporate 401(k) market, we target small and medium-sized businesses with 401(k) plans that generally have under $20 million in assets. In 2022, we expanded our presence in the institutional lifetime income market, which was launched in 2010 through our relationship with AllianceBernstein. Our Institutional business offers GMxB and other annuity guarantees to large institutional retirement plans (over $500 million in assets). Our product offerings accommodate start up plans and plans with accumulated assets.
Life Insurance Products. While we serve all Equitable client segments, we specialize in Small to Medium Enterprises and high-income/high-net worth clients and their advisers. We also complement our permanent product suite with term products for clients with simpler needs. We focus on creating value for our customers through the differentiated features and benefits we offer on our products.
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
Affiliated Distribution. We offer our products on a retail basis through Equitable Advisors, our affiliated retail sales force of more than [4,400] financial professionals. These financial professionals have access to and offer a broad array of variable annuity, life insurance, employee benefits and investment products and services from affiliated and unaffiliated insurers and other financial service providers. Equitable Advisors, through RBG, is the primary distribution channel for our employer-sponsored products and services. RBG has a group of more than 1,100 advisors that specialize in the 403(b) and 457(b) markets. Equitable Advisors and RBG sell directly to clients as well as to registered investment advisers, family offices and other intermediaries for their clients.
Third-Party Distribution. For our annuity products, we have shifted the focus of our third-party distribution significantly over the last decade, growing our distribution in the bank, broker-dealer and insurance partner channels. Employer-sponsored products are also distributed through third-party firms and directly to customers online. We also distribute life insurance products through third-party firms provides efficient access to independent producers on a largely variable cost basis. Brokerage general agencies, producer groups, banks, warehouses, and independent broker-dealers are all important partners who distribute our products today. Our Employee Benefits’ products are distributed through the traditional broker channel, strategic partnerships (medical partners, professional employer organizations (PEOs), and associations), General Agencies, TPAs and Equitable Advisors.

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
Legislative and other rulemaking and governmental policy changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry.
Equitable Investment Management
EIMG is the investment manager and formerly the administrator for our proprietary variable funds. On June 22, 2021, Holdings completed the formation of Equitable Investment Management, LLC (“EIM”), a wholly owned indirect subsidiary of Holdings. Effective August 1, 2021, EIM replaced EIMG as the administrator of EQAT, EQ Premier VIP Trust and 1290 Funds (each, a “Trust” and collectively, the “Trusts”). In addition, on October 1, 2021, the Company entered into an investment advisory and management agreement by which EIM became the investment manager for the Company’s general account portfolio. Effective December 30, 2022, the name of EIM changed to Equitable Financial Investment Management, LLC. On June 10, 2022, Equitable Holdings completed the formation of Equitable Investment Management II, LLC, a wholly owned indirect subsidiary of Holdings (“EIM II”, and collectively with EIMG and EIM, “Equitable Investment Management”). Effective January 1, 2023, EIM II replaced EIM as the administrator of each Trust.
EIMG is the investment manager and administrator for our proprietary variable funds and supports our business. EIMG helps add value and marketing appeal to our products by bringing investment management expertise and specialized strategies to the underlying investment lineup of each product. In addition, by advising on an attractive array of proprietary investment portfolios (each, a “Portfolio,” and together, the “Portfolios”), EIMG brings investment acumen, financial controls and economies of scale to the construction of underlying investment options for our products.
EIMG provides investment management services to different types of proprietary investment vehicles sponsored by the Company, including registered investment companies that are underlying investment options for our variable insurance and annuity products. EIMG is registered as an investment adviser under the Investment Advisers Act. EIMG serves as the investment adviser to EQAT and EQ Premier VIP Trust and to two private investment trusts established in the Cayman Islands. Each Trust and private investment trusts is a “series” type of trust with multiple series that use the Portfolios created by EIMG. EIMG provides discretionary investment management services to the Trust to manage each series in accordance with the recommended Portfolios, including, among other things, (1) providing portfolio management services for the Portfolios; (2) selecting, monitoring and overseeing investment sub-advisers to implement the Portfolio strategies; and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. EIMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
EIMG has a variety of responsibilities for the management of its investment company clients. One of EIMG’s primary responsibilities is to provide clients with portfolio management and investment advisory services, principally by reviewing whether to appoint, dismiss or replace sub-advisers to each Portfolio, and thereafter monitoring and reviewing each sub-adviser’s performance through qualitative and quantitative analysis, as well as periodic in-person, telephonic and written consultations with the sub-advisers. Currently, EIMG has entered into sub-advisory agreements with more than 50 different sub-advisers, including AB. Another primary responsibility of EIMG is to develop and monitor the investment program of each Portfolio, including Portfolio investment objectives, policies and asset allocations for the Portfolios, select investments for Portfolios (or portions thereof) for which it provides direct investment selection services, and ensure that investments and asset allocations are consistent with the guidelines that have been approved by clients.
EIM provided administrative services to the Portfolios from August 1, 2021 to December 31, 2022. Effective January 1, 2023, EIM II provides administrative services to the Portfolios. The administrative services that EIM II provides to the Portfolios include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; oversight of proxy voting procedures and an anti-money laundering program.
EIM provides investment management services to our General Account portfolio. EIM provides non-discretionary investment advisory and asset management services, including, but not limited to providing investment advice on strategic investment management activities, asset strategies through affiliated and unaffiliated asset managers, strategic oversight of the General Account portfolio, portfolio management, yield/duration optimization, asset liability management, asset allocation, liquidity and close alignment to business strategies, as well as advising on other services in accordance with the investment advisory and management agreement. Subject to oversight and supervision by EIM, EIM may delegate any of its duties with respect to some or all of the assets of the General Account to a sub-adviser.
REGULATION
Insurance Regulation
We are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The primary regulator of an insurance company, however, is located in its state of domicile. We are domiciled in New York and are primarily regulated by the Superintendent of the NYDFS. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent and insurance producer licensing, and, to the extent applicable to the particular type of insurance, approval or filing of policy forms and rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, New York’s insurance laws limit sales commissions and certain other marketing expenses that we may incur.
Supervisory agencies in each of the jurisdictions in which we do business may conduct regular or targeted examinations of our operations and accounts and make requests for particular information from us. For example, periodic financial examinations of the books, records, accounts and business practices of insurers domiciled in their states are generally conducted by such supervisory agencies every three to five years. From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, or if they result in an enforcement action, have a material adverse effect on us. In addition, new laws and regulations and changed interpretations of existing regulations and laws by regulators may adversely impact our business and the impact could be more adverse in the case of statutes, regulations or guidance enacted or adopted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For additional information on legal and regulatory risks, see “Risk Factors—Legal and Regulatory Risks.”
We are required to file detailed annual and quarterly financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices prescribed or permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which we do business. The NAIC has approved a series of uniform SAP that has been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP. See Note 17 of the Notes to the Consolidated Financial Statements.
Holding Company and Shareholder Dividend Regulation
All states regulate transactions between an insurer and its affiliates under their insurance holding company laws. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require that all transactions affecting insurers within a holding company system be fair and reasonable and, in many cases, require prior notice and approval or non-disapproval by the insurer’s domiciliary insurance regulator.
The insurance holding company laws and regulations generally also require a controlled insurance company (i.e., an insurer that is a subsidiary of an insurance holding company) to register and file with state insurance regulatory authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, states require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state regulator of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole.
State insurance laws also place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Under New York’s insurance laws, which are applicable to us, a domestic stock life insurer may pay an ordinary dividend to its stockholders without regulatory approval provided that the amount does not exceed the statutory formula (“Ordinary Dividend”). Dividends in excess of this amount require a New York domestic life insurer to file a notice of its intent to declare the dividend with the NYDFS and obtain prior approval or non-disapproval from the NYDFS with respect to such dividend (“Extraordinary Dividend”). Due to a permitted statutory accounting practice agreed to with the NYDFS, we need the prior approval of the NYDFS to pay the portion, if any, of any Ordinary Dividend that exceeds the Ordinary Dividend that we would be permitted to pay under New York’s insurance laws absent the application of such permitted practice (such excess, the “Permitted Practice Ordinary Dividend”).
For additional information on shareholder dividends, see Note 17 of the Notes to the Consolidated Financial Statements.
State insurance holding company laws and regulations also regulate changes in control. State laws provide that no person, corporation or other entity may acquire control of a domestic insurance company, or any parent company of such insurance company, without the prior approval of the insurance company’s domiciliary state insurance regulator. Generally, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls, directly or indirectly, less than 10% of the voting securities.
The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.
NAIC
The mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC has established statutory accounting principles set forth in the Manual. However, a state may have adopted or in the future may adopt statutory accounting principles that differ from the Manual. Changes to the Manual or states’ adoption of prescribed differences to the Manual may impact the statutory capital and surplus of our U.S. insurance companies.
The NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by our domiciliary state requires insurers to maintain a risk management framework and conduct an internal risk and solvency assessment of their material risks in normal and stressed environments. The assessment is documented in a confidential annual ORSA summary report, a copy of which must be made available to regulators as required or upon request.
The NAIC's Corporate Governance Annual Disclosure Model Act has also been adopted in New York. It requires insurers to annually file detailed information regarding their corporate governance policies.
The NAIC amended the Standard Valuation Law to require a principle-based approach to reserving for life insurance and annuity contracts, which resulted in corresponding amendments to the NAIC’s Valuation Manual (the “Valuation Manual”). Principle-based reserving is designed to better address reserving for life insurance and annuity products. It has been adopted in all states, although in New York, principle-based reserving became effective with the adoption of Regulation 213, which differs from the NAIC Standard Valuation Law, as discussed further below.

The NAIC has been focused on a macro-prudential initiative since 2017, that is intended to enhance risk identification efforts through proposed enhancements to supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. In 2020, the NAIC adopted amendments to the Model Holding Company Act and Regulation that implement an annual filing requirement related to a liquidity stress-testing framework (the “Liquidity Stress Test”) for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending). The Liquidity Stress Test is used as a regulatory tool in jurisdictions which have adopted the holding company amendments. New York has not yet adopted the amendments. We cannot predict what impact this tool may have on the Company.
The NAIC also developed a group capital calculation tool (“GCC”) using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The GCC provides U.S. solvency regulators with an additional analytical tool for conducting group-wide supervision. The NAIC’s amendments to the Model Holding Company Act and Regulation in 2020 also adopted the GCC Template and Instructions and implemented the annual filing requirement with an insurance group’s lead state regulator. The GCC filing requirement becomes effective when the holding company amendments have been adopted by the state where an insurance group’s lead state regulator is located.
Captive Reinsurance Regulation and Variable Annuity Capital Standards
We use an affiliated captive reinsurer as part of our capital management strategy. During the last few years, the NAIC and certain state regulators, including the NYDFS, have been focused on insurance companies’ use of affiliated captive reinsurers or offshore entities.
The NAIC adopted a revised preamble to the NAIC accreditation standards (the “Standard”) which applies the Standard to captive insurers that assume level premium term life insurance (“XXX”) business and universal life with secondary guarantees (“AXXX”) business. The NAIC also developed a regulatory framework, the XXX/AXXX Reinsurance Framework, for XXX/AXXX transactions. The framework requires more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The XXX/AXXX Reinsurance Framework was implemented through an actuarial guideline (“AG 48”), which requires a ceding insurer’s actuary to opine on the insurer’s reserves and issue a qualified opinion if the framework is not followed. AG 48 applies prospectively, so that XXX/AXXX captives are not subject to AG 48 if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our Arizona captive. The Standard is satisfied if the applicable reinsurance transaction satisfies the XXX/AXXX Reinsurance Framework requirements. The NAIC also adopted the Term and Universal Life Insurance Reserving Financing Model Regulation which contains the same substantive requirements as AG 48, as amended by the NAIC, and it establishes uniform, national standards governing reserve financing arrangements pertaining to the term life and universal life insurance policies with secondary guarantees. The model regulation has been adopted by the State of New York.
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
As noted above, New York’s Regulation 213, which is applicable to Equitable Financial, differs from the NAIC’s variable annuity reserve and capital framework described above. Regulation 213 requires New York licensed insurers, to carry statutory basis reserves for variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the regulation’s first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that is more conservative than the NAIC standard. As a result, Regulation 213 materially increases the statutory basis reserves that New York licensed insurers are required to carry which could adversely affect their capacity to distribute dividends. As a holding company, Holdings relies on dividends and other payments from its subsidiaries and, accordingly, any material limitation on Equitable Financial’s dividend capacity could materially affect Holdings’ ability to return capital to stockholders through dividends and stock repurchases.
In order to mitigate the impacts of Regulation 213 discussed above, the Company completed a series of management actions prior to year-end 2022. Equitable Financial entered into a reinsurance agreement with Swiss Re Life & Health America

Inc., we completed the Global Atlantic Reinsurance Transaction, we completed certain internal restructurings that increase cash flows to Holdings from non-life insurance entities, and we changed our underwriting practices to emphasize issuing products out of our non-New York domiciled insurance subsidiary. Equitable Financial was also granted a permitted practice by the NYDFS which partially mitigates Regulation 213’s impact from the Venerable Transaction to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework. We are considering further management actions intended to reduce any future potential impacts of Regulation 213 which could include seeking further amendment of Regulation 213 or exemptive relief therefrom, increasing the use of reinsurance and pursuing other corporate transactions. There can be no assurance that any management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework. See Note 18 of the Notes to the Consolidated Financial Statements for additional detail on the permitted practice granted by the NYDFS.
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
Surplus and Capital; Risk Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. The NAIC approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021 and had a minimal RBC impact on Equitable Financial. The NAIC also approved an RBC update for mortality risk that took effect at year-end 2022, which similarly had a minimal impact on Equitable Financial. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our RBC was in excess of each of those RBC levels.
Regulation of Investments

State insurance laws and regulations limit the amount of investments that we may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations are not admitted for purposes of measuring surplus. In some instances, laws require us to divest any non-qualifying investments.

The NAIC has been evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. The NAIC is considering a proposal to assign NAIC designations to CLOs based on modeling by the Securities Valuation Office as opposed to NRSRO credit ratings. Under this proposal, the NAIC Structured Securities Group (SSG) would model CLO securities and evaluate tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO more closely aligns with what is required for owning all of the underlying loan collateral, in order to address RBC arbitrage. The NAIC is also considering an interim solution for residual/equity tranches. These changes would be implemented at year-end 2023 at the earliest. It is possible that the NAIC may propose new regulations or changes to statutory accounting principles regarding CLOs.
Guaranty Associations and Similar Arrangements
Each of the states in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

During each of the past five years, the assessments levied against us have not been material.
New York Insurance Regulation 210
In recent years, state regulators have considered whether to apply regulatory standards to the determination and/or readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be adjusted at the insurer’s discretion, such as the cost of insurance for universal life insurance policies and interest crediting rates for life insurance policies and annuity contracts. For example, New York’s Insurance Regulation 210 establishes standards for the determination and any readjustment of NGEs, including a prohibition on increasing profit margins on existing business or recouping past losses on such business, and requires advance notice of any adverse change in a NGE to both the NYDFS and affected policyholders. We have developed policies and procedures designed to comply with Regulation 210 and to date, have not seen adverse effects on our business. It is possible, however, that Regulation 210 could adversely impact management’s ability to determine and/or readjust NGEs in the future. Beyond the New York regulation and similar rules enacted in California (effective on July 1, 2019) and Texas (effective on January 1, 2021), the likelihood of enacting any additional state-based regulation is uncertain at this time, but if implemented, these regulations could have an adverse effect on our business and consolidated results of operations.
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
Certain of our subsidiaries and affiliates, including Equitable Advisors, Equitable Distributors, SCB LLC and AllianceBernstein Investments, Inc., are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. Among other regulation, the Broker-Dealers are subject to the capital requirements of the SEC and FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In June 2020, Regulation Best Interest (“Regulation BI”) went into effect with respect to recommendation of securities and accounts to “retail customers,” defined generally as natural persons and their investment vehicles. Regulation BI requires the Broker-Dealers, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer to provide specified disclosures and act solely in the retail customer’s best interest. Moreover, in recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers and bring enforcement actions against the Broker-Dealers. Broker-Dealers are required to obtain approval from FINRA for material changes in their businesses as well as certain restructuring and mergers and acquisition events. The Broker-Dealers are also subject to registration and regulation by regulatory authorities in the foreign jurisdictions in which they do business.
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
Certain subsidiaries and affiliates including EIMG, Equitable Advisors and AB, and certain of its subsidiaries are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These U.S. and foreign laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.

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
Regulators, including the SEC, FINRA, and state securities regulators and attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation, fee break points, and the use of fund assets for distribution.
We and certain of our subsidiaries provide regular financial reporting as well as, in certain cases, additional information and documents to the SEC, FINRA, the CFTC, NFA, state securities regulators and attorneys general, the NYDFS and other state insurance regulators, and other regulators regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our businesses. For additional information on regulatory matters, see Note 17 of the Notes to the Consolidated Financial Statements.
The SEC, FINRA, the CFTC and other governmental regulatory authorities may institute administrative or judicial proceedings against our subsidiaries or their personnel that may result in censure, fines, the issuance of cease-and-desist orders, trading prohibitions, the suspension or expulsion of a broker-dealer, commodity pool, investment adviser, operator, or other type of regulated entity, or member, its officers, registered representatives or employees or other similar sanctions.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act established the FIO within the U.S. Treasury Department and reformed the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the FSOC, which is authorized to subject non-bank financial companies, including insurers, to supervision by the Federal Reserve and enhanced prudential standards if the FSOC determines that a non-bank financial institution could pose a threat to U.S. financial stability. The FSOC modified the designation process by adopting an activities-based approach for identifying and addressing potential risks to financial stability.
The FIO’s authority extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the FSOC the designation of any insurer and its affiliates as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-U.S. governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether state insurance measures are pre-empted by such covered agreements.
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
In October 2022, the SEC adopted final rules requiring the recovery of erroneously awarded compensation as mandated by the Dodd-Frank Act. The rules will, among other things, require national securities exchanges to establish listing standards that would require listed companies to adopt and comply with a compensation recovery policy, often known as a clawback policy, and require listed companies to provide disclosure about such policies and how they are being implemented. In the event a company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the company must recover from any current or former executive officers incentive-based compensation that was erroneously awarded during the three years preceding the date such a restatement was required. The recoverable amount would be the amount of incentive-based compensation received in excess of the amount that otherwise would have been received had it been determined based on the restated financial measure. The updated listing standards related to clawback policies will become effective no later than November 28, 2023. Listed companies will be required to adopt a clawback policy no later than 60 days following the applicable listing standards effective date and make the required disclosure in proxy and information statements, as well as annual reports filed after the adoption of their clawback policy. We are currently awaiting the finalization of the relevant listing standards and are evaluating our existing clawback policy to determine if any updates are required.
On August 25, 2022, the SEC adopted final rules implementing the pay versus performance requirement as mandated by the Dodd-Frank Act. The rules require public companies to disclose the relationship between their executive compensation and financial performance in proxy or information statements in which executive compensation disclosures are required. Under the new rules, companies will be required to provide a table disclosing specified executive compensation and financial performance measures for the five most recently completed fiscal years after an initial phase-in period. Companies are also required to describe the relationship between the actual executive compensation paid, as defined by the new rules, and each of the financial performance measures in the table, as well as the company’s total shareholder return (“TSR”) and the TSR of its selected peer group. In addition, companies are required to disclose three to seven financial performance measures they determine to be the most important performance measures for linking executive compensation actually paid to company performance. These final rules are effective in proxy and information statements for fiscal years ending on or after December 16, 2022.
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
Over-The-Counter Derivatives Regulation
The Dodd-Frank Act includes a framework of regulation for the OTC derivatives markets, which has largely been implemented. The Dodd-Frank Act provided authority to the CFTC to regulate “swaps” and the SEC to regulate “security-based swaps.” Swaps include, among other things, OTC derivatives on interest rates, commodities, broad-based securities indexes, treasury and other exempted securities, and currency. Security-based swaps include, among other things, OTC derivatives on single securities, baskets of securities, narrow-based indexes or loans. The Dodd-Frank Act also granted authority to the U.S. Secretary of the Treasury to exclude physically-settled foreign exchange instruments from regulation as swaps, which the Secretary implemented shortly after adoption of the Dodd-Frank Act.
The Dodd-Frank Act authorized the SEC and the CFTC to mandate that specified types of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses and directed the CFTC and SEC to establish documentation, recordkeeping and registration requirements for swap dealers, major swap participants, security-based swap dealers and major security-based swap participants for swaps, security-based swaps and specified other derivatives that continued to trade on the OTC market. The Dodd-Frank Act also directed the SEC, CFTC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), with respect to the respective entities they regulate, to develop margin rules for OTC derivatives and capital rules for regulated dealers and major participants. The Prudential Regulators completed substantially all of the required regulations by 2017, and the CFTC finalized one of its last remaining rules – the capital rules for swap dealers in July 2020. In December 2019 the SEC finalized and adopted the final set of rules related to security-based swaps, and the rules, including registration of dealers in security-based swaps, became effective on or prior to November 1, 2021. Public trade reporting of security-based swaps went into effect in February 2022. In December 2021, the SEC proposed Rule 10B-1 under the Exchange Act to require next day public reporting of security-based swaps that exceed certain specified thresholds.

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
Under the CFTC’s and SEC’s regulations, swaps and security-based swaps traded by a non-banking entity are currently subject to variation margin requirements as well as, for most entities, initial margin, as mandated by the CFTC and SEC. Under regulations adopted by the Prudential Regulators, both swaps and security-based swaps traded by banking entities are currently subject to variation margin requirements and, for most entities, initial margin requirements as well. Initial margin requirements imposed by the CFTC, the SEC and the Prudential Regulators are being phased in over a period of time. As a result, initial margin requirements took effect in September 2021 for us. The CFTC regulations require us to post and collect variation margin (comprised of specified liquid instruments and subject to a required haircut) in connection with trading of swaps with CFTC-regulated swap dealers, and the regulations adopted by the Prudential Regulators require us to post and collect variation margin when trading either swaps or security-based swaps with a dealer regulated by the Prudential Regulators. SEC regulations require posting and collection of variation margin by both us and our counterparty but require posting of initial margin only by the entity facing the broker-dealer or security-based swap dealer but not the broker-dealer or security-based swap dealer itself.
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
The SEC recently proposed a new Regulation Best Execution, which would supplement existing best execution rules enforced by FINRA and the Municipal Securities Rulemaking Board. In conjunction with Regulation Best Execution, the SEC also proposed other rules or rule modifications that, if adopted as proposed, would materially impact broker-dealers operating in the equity markets. These proposals include: (i) the Order Competition Rule, which would require certain retail customer orders to be exposed first to a “qualified auction” operated by an open competition trading center prior to execution in the over-the-counter market; (ii) amendments to Regulation NMS to adopt, among other things, minimum pricing increments for quoting and trading of listed stocks and reduce exchange access fees; and (iii) amendments to disclosure requirements under Regulation NMS to require monthly publication of order execution quality information in listed equity by certain large broker-dealers and trading platforms in addition to the market centers that are currently required to publish such reports. If adopted, the proposals will likely increase costs for our broker-dealers.

Investment Adviser Regulation
Changes to the marketing requirements for registered investment advisers were adopted in December 2020 and became effective in November 2022. The changes amend existing Rule 206(4)-1 under the Investment Advisers Act and incorporate aspects of Investment Advisers Act Rule 206(4)-3, which the SEC simultaneously rescinded in its entirety. The amended rules impose a number of new requirements that will affect marketing of certain advisory products, including, in particular, private funds. We developed systems and processes and put in place policies and procedures to ensure that we are in compliance with the amended rule. The SEC is currently focused on examining compliance efforts with newly amended Rule 206(4)-1. The SEC has also adopted new reporting requirements for registered investment advisers regarding “say on pay” and more expansive reporting of voting practices by managers for registered funds on Form N-PX. In October 2022, the SEC also proposed a new rule and rule amendments under the Investment Advisers Act that would prohibit registered investment advisers from outsourcing certain services and functions without conducting due diligence and monitoring the proposed service providers. Both the new requirements and the new proposals, if adopted, will create substantially greater compliance requirements and costs for our investment adviser entities.
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
In the wake of the March 2018 federal appeals court decision to vacate the 2016 DOL Fiduciary Rule, the DOL announced its intention to issue revised fiduciary investment advice regulations. In December 2020, the DOL finalized a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA and the Code, which is now effective and subject to enforcement. PTE 2020-02 includes the DOL’s interpretation of the five-part test under ERISA and the Code for determining fiduciary status that was in effect prior to the 2016 DOL Fiduciary Rule, although the scope of PTE 2020-02 extends to rollover transactions if they constitute “investment advice” under the five-part test. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We have devoted significant time and resources towards coming into compliance with PTE 2020-02. The DOL has noted that it may further amend its fiduciary regulations, including PTE 2020-02 and, possibly, other existing prohibited transaction exemptions in the near future. To date, nothing has been proposed. However, recent press reports have suggested that the Department of Labor soon may move forward with re-drafting a rule defining the term “fiduciary”.
In addition, in January 2020, the NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations. Several state regulators have adopted the revised regulation while others are currently considering doing so or instead issuing standalone impartial conduct standards applicable to annuity and, in some cases, life insurance transactions. For example, the NYDFS amended Regulation 187- Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) to add a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. In April 2021, the Appellate Division of the NYS Supreme Court, Third Department, overturned Regulation 187 for being unconstitutionally vague, although the New York State Court of Appeals reversed this ruling on October 20, 2022. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business. Meanwhile, state regulators and legislatures in Nevada and Maryland have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents which, although not applying to insurance product (including variable annuity) sales, did require us to make changes to certain policies and procedures to ensure compliance. Beyond the New York and Massachusetts regulations, the likelihood of enactment of any such other standalone state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.

Climate Risks
The topic of climate risk has come under increased scrutiny by insurance regulators. In September 2020, the NYDFS announced that it expects New York domestic and foreign authorized insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies. On November 15, 2021, the NYDFS issued additional guidance stating that New York domestic insurers, such as Equitable Financial, are expected to manage of financial risks from climate change by taking actions that are proportionate to the nature, scale and complexity of their businesses. For instance, the guidance states that an insurer should incorporate climate risk into its financial risk management (e.g., a company’s ORSA should address climate risk) and manage climate risk through its enterprise risk management functions. As of August 15, 2022, New York domestic insurers should have implemented certain corporate governance changes and developed plans to implement the organizational structure changes (e.g., defining roles and responsibilities related to managing climate risk).
In addition, the FIO is authorized to monitor the U.S. insurance industry under the Dodd-Frank Act, as discussed above. In furtherance of President Biden’s Executive Order on Climate-Related Financial Risk, dated May 20, 2021, the FIO sought public comment on climate-related financial risks in the insurance industry. The FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals.
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
Finally, on May 25, 2022, the SEC proposed amendments to existing rules that would require registered investment companies and investment advisers to include specific disclosures regarding their environmental, social and governance (“ESG”) strategies in prospectuses and shareholder reports and Form ADV.
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
Transition from LIBOR
Global regulators have announced that publication of LIBOR will cease after June 2023. The cessation dates of many of these USD and non-USD LIBOR settings have occurred and publication of the remaining USD LIBOR settings (overnight and one, three, six and 12 month USD LIBOR) will cease after June 2023. The Financial Conduct Authority (“FCA”) has proposed that the Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator of LIBOR, continue publication of one-, three- and six-month USD LIBOR settings on a “synthetic,” or non-representative, basis through the end of September 2024.
In March 2022, federal legislation was enacted to address, for USD LIBOR settings scheduled to cease being published at the end of June 2023, the transition to alternative reference rates for all U.S. law governed contracts with non-existent or inadequate USD LIBOR fallback provisions. Except with respect to the one-week and two-month USD LIBOR tenors, the federal legislation supersedes all state law addressing the USD LIBOR transition, including legislation enacted in New York in 2021. The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) adopted regulations in December 2022 that implements this legislation by identifying benchmark rates based on the Secured Overnight Financing Rate (“SOFR”) that will replace LIBOR in specified financial contracts after June 30, 2023. The regulation authorizes specified “determining persons” to select a benchmark replacement and substitutes a Federal Reserve Board-specified replacement where a determining person does not select a workable benchmark replacement by at least June 30, 2023. Each Federal Reserve Board-specified replacement specified in the regulation incorporates spread adjustments.

We have exposure to USD LIBOR through loans, derivatives, investments and financing operations and there are references to LIBOR in certain product prospectuses. We have evaluated our existing credit agreements, portfolio holdings, derivatives and other investments and identified all contracts for which there is not a robust fallback rate specified and have either identified replacement rates, including SOFR, as an adequate fallback for these instruments, have disposed of the instrument or negotiated fallback terms.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act into law which introduces a 15% minimum tax based on financial statement income as well as a 1% excise tax on share buybacks, effective for tax years beginning in 2023. While neither the minimum tax nor the excise tax on share buybacks are currently expected to have a significant impact on the Company, we continue to monitor developments and regulations associated with the Inflation Reduction Act for any potential future impacts on our business, results of operations and financial condition.
The SECURE 2.0 Act of 2022 (“SECURE 2.0”), signed into law on December 29, 2022, makes significant changes to existing law for retirement plans by building upon provisions in the Setting Every Community Up for Retirement Enhancement Act of 2019. SECURE 2.0 introduces new requirements and considerations for plan sponsors that are intended to expand coverage, increase savings, preserve income, and simplify plan rules and administrative procedures. Among other provisions, SECURE 2.0 directs the DOL to review its current interpretive bulletin regarding ERISA plan sponsors’ selection of annuity providers for purposes of transferring plan sponsor benefit plan liability to such annuity providers. Such review could result in the DOL’s imposition of new or different requirements on plan sponsors or on annuity providers or could make such selection process more difficult for the parties involved.
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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security, integrity, confidentiality and availability of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices related to protecting the security of that information. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the integrity, confidentiality, and availability of our systems and the confidential and sensitive information we maintain and process. We have adopted a privacy policy outlining the Company’s procedures and practices relating to the collection, maintenance, disclosure, disposal, and protection of customer information, including personal information. As required by law, subject to certain exceptions, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is disclosed to and/or accessed or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to protect against unauthorized access to this customer information, and to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information.
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
We are subject to the rules and regulations of the NYDFS, which in 2017 adopted the Cybersecurity Requirements for Financial Services Companies (the “NY Cybersecurity Regulation”), a regulation applicable to banking and insurance entities, under its jurisdiction. The NY Cybersecurity regulation requires covered entities to, among other things, assess risks associated with their information systems and establish and maintain a cybersecurity program reasonably designed to protect such systems and consumers’ private data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In July and November 2022, the NYDFS formally proposed amendments to the NY Cybersecurity Regulation which, if adopted, would require new technical reporting, governance and oversight measures be implemented, enhance certain cybersecurity safeguards (e.g., annual audits, vulnerability assessments, and password controls and monitoring), and mandate notifications in the event that a covered entity makes a cyber-ransom payment. The comment period on these proposed amendments ended in January 2023. We cannot predict whether the amendments will be adopted, what form they will take, or what effect they would have on our business or compliance efforts.

In addition to the NY Cybersecurity Regulation, the NAIC adopted the Insurance Data Security Model Law for entities licensed under the relevant state’s insurance laws. The model law requires such entities to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Several states have adopted the model law, although it has not been adopted by New York, we expect additional states to adopt the model law, even though it is not an NAIC accreditation standard, but we cannot predict whether or not, or in what form or when, they will do so.
Under the California Consumer Privacy Act (“CCPA”), California residents enjoy the right to know what information a business has collected from them, the sourcing and sharing of that information, and the right to delete and limit certain uses of that information. CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion. We expect a significant portion of our business will be excepted from the requirements of the CCPA. The California Privacy Rights Act (“CPRA”), which came into effect on January 1, 2023, amends the CCPA to provide California consumers the right to correct personal information, limit certain uses of sensitive data and the sharing of data that does not constitute a sale, and establishes a new agency, the California Privacy Rights Agency, to adopt rules for and enforce the CCPA and CPRA. The CPRA may require additional compliance efforts, such as changes to our policies, procedures and operations. Several other states have adopted, or are considering, similar comprehensive privacy laws or regulations in the near future. To date, several of these state laws (such as those enacted in Colorado, Utah, and Virginia) include entity-wide exemptions for financial institutions that are subject to privacy protections in the Gramm-Leach-Bliley Act or similar, state-level financial privacy laws.
State and federal regulators are increasingly focused on cybersecurity and several have established specific and potentially burdensome requirements. For instance, in October 2021, the Federal Trade Commission announced significant amendments to the Standards for Safeguarding Customer Information Rule (the “Safeguards Rule”) that require financial institutions to implement specific data security measures within their formal information security measures. The effective date for the updated Safeguards Rule is June 9, 2023. Failure to comply with new regulation or requirements may result in enforcement action, fines and/or other operational or reputational harms. Further, in March 2022, the SEC released proposed rules enhancing cybersecurity risks and management disclosures for companies. If enacted, the proposed rules would, among other things, require disclosure of any material cybersecurity incident on its Form 8-K within four business days of determining that the incident it has experienced is material. They would also require periodic disclosures of, among other things, (i) details on the company’s cybersecurity policies and procedures, (ii) cybersecurity governance, oversight policies and risk management policies, including the board of directors’ oversight of cybersecurity risks, (iii) the relevant expertise of members of the board of directors with respect to cybersecurity issues and (iv) details of any cybersecurity incident that was previously disclosed on Form 8-K, as well as any undisclosed incidents that were non-material, but have become material in the aggregate.
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

EMPLOYEES
As of December 31, 2022, the Company had approximately 4,000 full time employees.

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
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over resurgences of COVID-19 outbreaks and consumer or government reactions thereto, the potential of a U.S. government default, increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures fueling concerns of a potential recession, plateauing or decreasing economic growth, high fuel and energy costs and changes in fiscal or monetary policy. The Russian invasion of the Ukraine and the sanctions and other measures imposed in response to this conflict have significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
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
Equity market declines and volatility.
Declines or volatility in the equity markets can negatively impact our business, results of operations or financial condition. For example, equity market declines or volatility could decrease the AV of our annuity and variable life contracts, or AUA, which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business is particularly sensitive to equity markets, and sustained weakness or stagnation in equity markets could decrease its revenues and earnings. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce our statutory capital. In addition, equity market volatility could reduce demand for variable products relative to fixed products, lead to changes in estimates underlying our calculations of DAC that, in turn, could accelerate our DAC amortization and reduce our current earnings and result in changes to the fair value of our GMIB reinsurance contracts and GMxB liabilities, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
Interest rate fluctuations.
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
•the delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect such changes in assumptions in products available for sale may negatively impact the long-term profitability of certain products sold during the intervening period; and
•rising interest rates could cause our statutory interest maintenance reserve to become negative which could impact our capital and liquidity.

The coronavirus (COVID-19) pandemic.
The COVID-19 pandemic has negatively impacted the U.S. and global economies. Over the last few years, efforts to prevent the spread of COVID-19 have affected our business directly in a number of ways, including through the temporary closures of many businesses and schools and the institution of social distancing requirements in many states and local communities. As businesses and schools have reopened, many have restricted or limited access. Although pandemic-related restrictions have been lifted in many places, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted, and may continue to result, in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, COVID-19 continues to interrupt business activities and trade in many countries, which has caused a significant impact on the economies and financial markets of many countries including an economic downturn. We expect these impacts to continue for the foreseeable future. While we have implemented risk management and contingency plans with respect to COVID-19, such measures may not adequately protect our business from the full impacts of the pandemic. For additional information about COVID-19, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Macroeconomic and Industry Trends—COVID-19 Impact.”
The extent of COVID-19’s impact on us will depend on future developments that are still highly uncertain, including the severity and duration of future outbreaks, actions taken by governments and other third parties in response to such outbreaks and the availability and efficacy of vaccines against COVID-19 and its variants.
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
In addition, one of the most serious threats facing the U.S. economy is the disagreement over the federal debt limit which, if not addressed in the coming months, could lead to a default on the federal debt, adverse market impact and a recession this year.
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
Misconduct by our employees, financial professionals, agents, intermediaries, representatives of our broker-dealer subsidiaries or employees of our vendors could result in obligations to report such misconduct publicly, regulatory enforcement proceeds and even findings that violations of law were committed by us or our subsidiaries, regulatory sanctions or serious reputational or financial harm. Certain types of violations may result in our inability to act as an investment adviser or broker-dealer or to represent issuers in Regulation D offerings by acting as placement agent, general partner or other roles. We employ controls and procedures designed to monitor employees’ and financial professionals’ business decisions and to prevent them from taking excessive or inappropriate risks, including with respect to information security, but employees may take such risks regardless of such controls and procedures. If our employees or financial professionals take excessive or inappropriate risks, those risks could harm our reputation, subject us to significant civil or criminal liability and require us to incur significant technical, legal and other expenses.
Potential strategic transactions.
We may consider potential strategic transactions, including acquisitions, dispositions, mergers, reinsurance, joint ventures and similar transactions. These transactions may not be effective and could result in decreased earnings and harm to our competitive position. In addition, these transactions, if undertaken, may involve a number of risks and present financial, managerial and operational challenges. Any of the above could cause us to fail to realize the benefits anticipated from any such transaction.

Changes in accounting standards.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). We may not be able to predict or assess the effects of these new accounting pronouncements or new interpretations of existing accounting pronouncements, and they may have material adverse effects on our business, results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, including Accounting Standards Update 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, see Note 2 of the Notes to the Consolidated Financial Statements.
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
It is anticipated that LIBOR will be discontinued no later than June 2023. As a result, existing loans, investments and other contracts relying on a LIBOR benchmark will need to designate a replacement rate. In addition, derivatives and other contracts used to hedge those contracts will generally need to be conformed to provide a similar alternative rate to that being hedged. Further, because beginning in January 2022, U.S. banks would no longer extend loans based on LIBOR, new lines of credit we enter into since then have been benchmarked to a new benchmark rate which has typically been the Secured Overnight Financing Rate (“SOFR”). SOFR is the average rate at which institutions can borrow U.S. dollars overnight while posting U.S. Treasury bonds as collateral. SOFR is published by the New York Federal Reserve Bank. Given the LIBOR transition, we anticipate a valuation risk around the potential discontinuation event as well as potential risks relating to hedging interest-rate risk. Additionally, the elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates may adversely affect the amount of interest payable or interest receivable on certain of our investments. These changes may also impact the market liquidity and market value of these investments. Any changes to LIBOR or any alternative rate, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have an adverse effect on the value of investments in our investment portfolio, derivatives we use for hedging, or other indebtedness, securities or commercial contracts. We have inventoried all aspects of our business that utilize a LIBOR benchmark and, for those instruments that currently do not have an appropriate fallback rate, we have now completed the process of either disposing of the instrument or negotiating a fallback rate. There is no assurance that the alternative rates we negotiate will not be materially less favorable than the previous, LIBOR-based rate.
Increasing scrutiny and evolving expectations regarding ESG matters.
There is increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders on ESG practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice and workplace conduct. Legislators and regulators have imposed and likely will continue to impose ESG-related legislation, rules and guidance, which may conflict with one another and impose additional costs on us, impede our business opportunities or expose us to new or additional risks. For example, the SEC has proposed new ESG reporting rules, including relating to climate change, which, if adopted as proposed, could result in additional compliance and reporting costs. See “Business—Regulation—Climate Risks.” In addition, state attorneys general and other state officials have spoken out against ESG motivated investing by some investment managers and terminated contracts with managers based on their following certain ESG-motivated strategies. Moreover, proxy advisory firms that provide voting recommendations to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of our company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. If we are unable to meet these standards or expectations, whether established by us or third parties, it could result in adverse publicity, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business, results of operations, financial condition and liquidity.
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

Risks Relating to Our Products, Our Structure and Product Distribution
GMxB features within certain of our products.
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
Our failure to meet our RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by insurance regulators, including limitations on our ability to write additional business, supervision by regulators, rehabilitation, or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations or financial condition. A decline in RBC ratios may limit our ability to pay dividends or distributions, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, results of operations or financial condition.
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
Holdings could sell products through another one of its subsidiaries which would result in reduced sales of our products and total revenues.
We are an indirect, wholly-owned subsidiary of Holdings, a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management products and services. As part of Holdings’ ongoing efforts to efficiently manage capital amongst its subsidiaries, improve the quality of the product line-up of its insurance subsidiaries and enhance the overall profitability of its group of companies, Holdings could sell insurance, annuity, investment and/or employee benefit products through another one of its subsidiaries. For example, most sales of life insurance, employee benefit and variable annuity products to policyholders located outside of New York are issued through Equitable America, another life insurance subsidiary of Holdings, instead of Equitable Financial. It is expected that Holdings will continue to issue newly-developed products to policyholders located outside of New York through Equitable America instead of Equitable Financial. This has impacted sales and may continue to reduce sales of our insurance products outside of New York, which will continue to reduce our total revenues. Since future decisions regarding product development and availability depend on factors and considerations not yet known, management is unable to predict the extent to which additional products will be offered through Equitable America or another subsidiary instead of or in addition to Equitable Financial, or the impact to Equitable Financial.
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
We employ various strategies to mitigate risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and through our hedging programs. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections that may prove to be incorrect or prove to be inadequate. Moreover, definitions used in our derivatives contracts may differ from those used in the contract being hedged. For example, swap documents typically use SOFR as a fallback to LIBOR whereas corporate or municipal bonds or loans held by us may use different fallback rates. Accordingly, our hedging activities may not have the desired beneficial impact on our business, results of operations or financial condition. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedging program tends to create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses, including both losses based on the risk being hedged as well as losses based on the derivative. The terms of the derivatives and other instruments used to hedge the stated risks may not match those of the instruments they are hedging which could cause unpredictability in results.
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
In addition, regulators have proposed, imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks, and further regulating the industries in which we operate. For example, the SEC recently proposed amendments to Rule 22e-4 under the Investment Company Act, which was itself only recently implemented, that would impose substantial new costs on top of those recently spent by us to comply with the rule. Other SEC proposals relating to registered funds, such as proposed amendments to Rule 22c-1 of the Investment Company Act, would require adoption of “swing pricing” and a “hard close” by all open-end funds other than money market funds, which could substantially increase the operating costs associated with our funds and potentially adversely impact the appeal of the products to certain investors. These emerging regulatory initiatives could result in increased compliance cost to our businesses and changes to our corporate governance and risk management practices.
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
A number of lawsuits and regulatory inquiries have been filed or commenced against us and other financial services companies in the jurisdictions in which we do business. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, may divert management’s time and attention, could create adverse publicity and harm our reputation, result in material fines or penalties, result in significant expense, including legal and settlement costs, and otherwise have a material adverse effect on our business, results of operations or financial condition. For information regarding legal proceedings and regulatory actions pending against us, see Note 16 of the Notes to the Consolidated Financial Statements.
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

Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.

Part I, Item 2.
PROPERTIES
Equitable Financial’s principal executive offices at 1290 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends through 2023. We have entered into a 15-year lease agreement in New York, NY at 1345 Avenue of the Americas that is expected to commence in 2023. Equitable Financial also has the following significant office space leases as follows: in Syracuse, NY, we occupy space under a lease that was scheduled to expire in 2023, but which was amended to extend a portion of the space through 2028; in Jersey City, NJ, we occupy space under a lease that expires in 2023 and will not be extended or replaced, and in Charlotte, NC, we occupy space under a lease that expires in 2028.

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
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
At December 31, 2022, all of Equitable Financial common equity was owned by EFS. Consequently, there is no established public market for Equitable Financial’s common stock.
Dividends
In 2022, 2021 and 2020, Equitable Financial paid $930 million, $0.0 billion and $2.1 billion, respectively, in shareholder dividends. For information on Equitable Financial’s present and future ability to pay dividends, see Note 15 of the Notes to the Consolidated Financial Statements and “Risk Factors—Legal and Regulatory Risks.”

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
The Global Atlantic Reinsurance Transaction
On October 3, 2022, Equitable Financial completed the transactions (the “Global Atlantic Transaction”) contemplated by the previously announced Master Transaction Agreement, dated August 16, 2022, by and between Equitable Financial and First Allmerica Financial Life Insurance Company, a Massachusetts-domiciled insurance company (the “Reinsurer”), a wholly owned subsidiary of Global Atlantic Financial Group.
At the closing of the Global Atlantic Transaction, Equitable Financial and the Reinsurer entered into a Coinsurance and Modified Coinsurance Agreement (the “EQUI-VEST Reinsurance Agreement”), pursuant to which Equitable Financial ceded to the Reinsurer, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008, which predominately included Equitable Financial’s highest guaranteed general account crediting rates of 3%, supported by general account assets of approximately $4 billion and $5 billion of separate account value (the “Reinsured Contracts”). At the closing of the Global Atlantic Transaction, Reinsurer deposited assets supporting the general account liabilities relating to the Reinsured Contracts into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the EQUI-VEST Reinsurance Agreement. Commonwealth Annuity and Life Insurance Company, an insurance company domiciled in the Commonwealth of Massachusetts and affiliate of Reinsurer (“Commonwealth”), provided a guarantee of Reinsurer’s payment obligation to Equitable Financial under the EQUI-VEST Reinsurance Agreement.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, concerns over resurgences of COVID-19, increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures fueling concerns of a potential recession, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The invasion of the Ukraine by Russia and the sanctions and other measures imposed in response to this conflict significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates which are anticipated to continue to rise in 2023 based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows.

We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Risk Factors-Risks Relating to Conditions in the Financial Markets and Economy” and “Quantitative and Qualitative Disclosures About Market Risk”.
COVID-19 Impact
The COVID-19 pandemic continues to evolve, and we continue to closely monitor developments and the impact on our business, operations and investment portfolio. Although COVID-19 restrictions, including temporary business and school closures have been lifted in many places, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted, and may continue to result, in their full or partial reinstitution. In addition, although many countries have vaccinated large segments of their population, COVID-19 continues to interrupt business activities and trade in many countries, which has caused a significant impact on the economies and financial markets of many countries including an economic downturn. We expect these impacts to continue for the foreseeable future, which could adversely affect demand for our products and services and our investment returns. Indeed, the profitability of many of our retirement, protection and investment products depends in part on the value of the AUM supporting them, which could decline substantially depending on factors such as the volatility and strength of equity markets, interest rates, consumer spending, and government debt and spending.
In response to the various pandemic related restrictions over the last few years we have adapted our processes to meet client needs. For example, we offer our modified underwriting policies with a fluid-less, touchless process to help more clients access the protection they need. In addition, we accelerated our digital adoption programs, leading to improved outcomes for clients, advisors, and the Company. We further developed digital tools and enhanced our remote engagement, which is resulting in improved retention and increases in retirement plan contributions. As businesses and the economy continue to return to pre-pandemic activity levels, we believe we can continue to leverage our digital enhancements to continue to grow our business, even as we return to in-person engagement and sales.
While COVID-19 significantly affected the capital markets and economy, we believe we have taken the appropriate actions to help assure that our economic balance sheet is protected from equity declines. These actions include redesigning our product portfolio to concentrate on offering less capital-intensive products and implementing a hedging strategy that manages and protects against the economic risks associated with our in-force GMxB products. In addition to our hedging strategy, we employ various other methods to manage the risks of our in-force variable annuity products, including reinsurance, asset-liability matching, volatility management tools within the Separate Accounts and an active in-force management program, including buyout offers for certain products. Due to the General Account’s exposure to U.S. government bonds and credit quality of the portfolio, we feel that our balance sheet is well positioned to withstand the extreme volatility in the capital markets.
The extent and nature of COVID-19’s full negative financial impact on our business cannot reasonably be estimated at this time due to developments that are still highly uncertain, including the severity and duration of future outbreaks, actions taken by governmental authorities and other third parties in response to such outbreaks and the availability and efficacy of vaccines against COVID-19 and its variants. For additional information regarding the potential impacts of COVID-19, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy—The coronavirus (COVID-19) pandemic,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investment Portfolio.”
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
An additional source of net income (loss) volatility is the impact of the Company’s annual actuarial assumption review. See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results”, for further detail of the impact of assumption updates on net income (loss).
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Consolidated Financial Statements and “Summary of Critical Accounting Estimates—Liability for Future Policy Benefits.”

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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during 2022 and 2021 to our income (loss) from continuing operations, before income taxes and net income (loss).

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

2022 Assumption Updates
The impact of the economic assumption update during 2022 was an increase of $139 million to income (loss) from continuing operations, before income taxes and an increase to net income (loss) of $110 million.
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
2021 Assumption Updates
The impact of the economic assumption update during 2021 was a decrease of $162 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $128 million. As part of this annual update, the reference interest rate utilized in our U.S. GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve due to the impending cessation of LIBOR and our U.S. GAAP fair value liability risk margins were increased, resulting in little impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at this time.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $162 million consisted of a decrease in policy charges and fee income of $32 million, a decrease in policyholders’ benefits of $100 million, a decrease in net derivative gains of $249 million and a decrease in the amortization of DAC of $19 million.
Model Changes
There were no material model changes during 2022 and 2021.

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
The following table summarizes our consolidated statements of income (loss) for the years ended December 31, 2022 and 2021:
Consolidated Statement of Income (Loss)

	Year Ended December 31,
	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$2,941	$3,391
Premiums	725	750
Net derivative gains (losses)	1,508	(4,685)
Net investment income (loss)	3,077	3,483
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(319)	2
Other investment gains (losses), net	(643)	851
Total investment gains (losses), net	(962)	853
Investment management and service fees	706	1,004
Other income	131	93
Total revenues	8,126	4,889

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,935	2,982
Interest credited to policyholders’ account balances	1,311	1,128
Compensation and benefits	202	328
Commissions	703	700
Interest expense	6	1
Amortization of deferred policy acquisition costs	466	456
Other operating costs and expenses	1,041	1,164
Total benefits and other deductions	6,664	6,759
Income (loss) from continuing operations, before income taxes	1,462	(1,870)
Income tax (expense) benefit	(279)	474
Net income (loss)	1,183	(1,396)
Less: Net income (loss) attributable to the noncontrolling interest	(3)	—
Net income (loss) attributable to Equitable Financial	$1,186	$(1,396)

The following discussion compares the results for the year ended December 31, 2022 to the year ended December 31, 2021.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Net Income (Loss) Attributable to Equitable Financial
Equitable Financial Net income of $1.2 billion for the year ended December 31, 2022 increased $2.6 billion from a Net loss of $1.4 billion for the year ended December 31, 2021. The increase was primarily driven by the following notable items:
Favorable items included:

•Net derivative gains increased by $6.2 billion from a $4.7 billion loss in the prior year mainly due to reduced interest rate derivative positions and equity market depreciation during 2022 as compared to equity market appreciation in 2021.
•Compensation, benefits and other operating expenses decreased by $249 million mainly due to lower fund expenses as a result of lower average assets due to the Venerable Transaction, lower separation expenses, lower legal reserve accruals, reduced compensation & benefits and continued improvement from our efficiency program partially offset by unfavorable COLI impacts related to 2022 equity market depreciation and higher consulting expenses.
•Policyholders’ benefits decreased by $47 million mainly due to more favorable assumption updates during 2022 and impact of the Venerable Transaction on GMxB reserve accrual partially offset by equity market depreciation during 2022 compared to equity market appreciation during 2021 (offset in Net Derivative gains) and higher claims in our Individual Variable Annuity products.
These were partially offset by the following unfavorable items:
•Net investment gains (losses) decreased by $1.8 billion primarily due to rebalancing in the General Account portfolio associated with the Venerable Transaction in 2021, the Global Atlantic Transaction in 2022 and the duration program during 2022.
•Fee-type revenue decreased by $735 million mainly due to lower fees primarily from our Individual Annuity products as a result of lower average Separate Accounts AV due to lower equity markets and the impact of AV ceded to Venerable.
•Net investment income decreased by $406 million mainly driven by lower alternative investment income, lower assets due to the Venerable Transaction and the Global Atlantic Transaction, and lower income from seed capital investments partially offset by higher income from floating rate securities, higher SCS asset balances and GA optimization.
•Interest credited to policyholders’ account balances increased by $183 million mainly due to an increase in interest rates and average outstanding amounts of funding agreements and growth of SCS AV during 2022.
•Income tax expense increased by $753 million primarily due to pre-tax income in the year ended 2022 compared to a pre-tax loss in the year ended 2021.
See “—Significant Factors Impacting Our Results—Assumption Updates” for more information regarding the assumption update.

Material Cash Requirements
The table below summarizes the material short and long-term cash requirements related to contractual obligations as of December 31, 2022. Short-term cash requirements are considered to requirements within the next 12 months and long-term cash requirements are considered to be beyond the next 12 months. We do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2023	2024-2025	2026-2027	2028 and thereafter
	(in millions)
Material Cash Requirements:
Policyholders’ liabilities (1)	$100,157	$2,670	$6,581	$7,398	$83,508
FHLB Funding Agreements	8,501	6,130	1,049	630	692
Interest on FHLB Funding Agreements	346	113	109	52	72
Funding Agreement Backed Notes	7,159	—	2,900	2,100	2,159
Interest on Funding Agreement Backed Notes	366	94	170	76	26
Total Material Cash Requirements	$116,529	$9,007	$10,809	$10,256	$86,457
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
As of December 31, 2022, we were not a party to any off-balance sheet transactions other than those guarantees and commitments described in Note 10 and Note 16 of the Notes to the Consolidated Financial Statements.
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
The GMDB/GMIB reserve balance before reinsurance ceded was $10.9 billion as of December 31, 2022. The following table provides the sensitivity of the reserves GMxB features related to variable annuity contracts relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 1% increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.
GMDB/GMIB Reserves
Sensitivity - Rate of Return
December 31, 2022

Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
1% decrease in future rate of return	$1,547
1% increase in future rate of return	$(1,583)
Traditional Annuities
The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Interest rates used in establishing such liabilities range from 1.5% to 5.4% (weighted average of 3.6%). If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.
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
As of December 31, 2022, the average investment yields assumed (excluding policy loans) were 4.4% grading to 4.3% in 2026. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of our dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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
We did not have a loss recognition event in 2022. In 2021, we determined that certain of our variable interest sensitive life insurance products triggered loss recognition accounting due to low interest rates and we reduced DAC by $17 million through accelerated amortization.
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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2022, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuity products was 7.0% (4.9% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.9%) net of product weighted average Separate Accounts fees and Investment Advisory fees) and 0.0% ((2.1)% net of product weighted average Separate Accounts fees and Investment Advisory fees), respectively. The maximum duration over which these rate limitations may be applied is five years. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than five years in order to reach the average gross long-term return estimate, the application of the five year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than five years would result in a required deceleration of DAC amortization. At December 31, 2022, current projections of future average gross market returns assume approximately an 11.0% annualized return for sixteen quarters, followed by 7.3% annualized return for four quarters, followed by 7.0% thereafter.
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
DAC Sensitivity - Rate of Return (1)
December 31, 2022

Increase/(Decrease) in DAC
(in millions)
Decrease in future rate of return by 1%	$(63)
Increase in future rate of return by 1%	$73
______________
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
See Note 2 and Note 3 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.

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

Policyholders’ Account Balances
(in billions)
100% increase in Equitable Financial’s credit spread	$4.7
As reported	$5.8
50% decrease in Equitable Financial’s credit spread	$6.4

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
Income Taxes
Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with its operations. We provide for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Our accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions. At December 31, 2022, we determined that it was more likely than not that a portion of our capital deferred tax assets would not be realized. The Company recorded a valuation allowance of $1.5 billion through Other Comprehensive Income. For more information, see Note 14 – Income Taxes.
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

Part II, Item 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our businesses are subject to financial, market, political and economic risks, as well as to risks inherent in our business operations. The discussion that follows provides additional information on market risks arising from our insurance asset/liability management and investment management activities. Such risks are evaluated and managed by each business on a decentralized basis. Primary market risk exposure results from interest rate fluctuations, equity price movements and changes in credit quality.
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
Investments with Interest Rate Risk – Fair Value
Assets with interest rate risk include AFS and trading fixed maturities and mortgage loans that make up 87.7% and 88.6% of the fair value of the General Account investment portfolio as of December 31, 2022 and 2021, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates as of December 31, 2022 and 2021 would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31, 2022			December 31, 2021
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$49,448	$(3,752)	$4,353	$66,005	$(6,855)	$8,299
Floating rate	$9,500	$(10)	$10	$7,071	$(76)	$82
Trading securities:
Fixed rate	$87	$(1)	$1	$145	$(2)	$2
Floating rate	$—	$—	$—	$—	$—	$—
Mortgage loans	$14,675	$(640)	$689	$14,291	$(742)	$314
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

Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing as of December 31, 2022 and 2021:
Equity Price Risk Exposure

	December 31, 2022			December 31, 2021
	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)

Equity Investments	$627	$63	$(63)	$682	$68	$(68)
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
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2022 and 2021, the aggregate carrying values of insurance contracts with interest rate risk were $17.4 billion and $15.3 billion, respectively. The aggregate fair value of such liabilities as of December 31, 2022 and 2021 were $16.4 billion and $15.3 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $389 million and $349 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
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
Derivatives and Interest Rate and Equity Risks – Fair Value
We primarily use derivative contracts for asset/liability risk management, to mitigate our exposure to equity market decline and interest rate risks and for hedging individual securities. In addition, we periodically enter into forward, exchange-traded futures and interest rate swap, swaptions and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMxB features. As more fully described in Note 2 and Note 4 of the Notes to the Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. To reduce credit exposures in OTC derivative transactions, we enter into master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. We further control and minimize counterparty exposure through a credit appraisal and approval process. Under the ISDA Master Agreement, we have executed a CSA with each of our OTC derivative counterparties that require both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.

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
As of December 31, 2022 and 2021, the net fair values of our derivatives were $1.0 billion and $1.6 billion, respectively.
The tables below show the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Impact of -1% Change	Fair Value	Impact of +1% Change
	(In millions, except for Weighted Average Term)
December 31, 2022
Swaps	$2,453	11	$(212)	$(460)	$(653)
Futures	12,693	—	(110)	—	155
Swaptions	—	—	—	—	—
Total	$15,146		$(322)	$(460)	$(498)
December 31, 2021
Swaps	$2,831	11	$(111)	$(440)	$(693)
Futures	12,455	—	1,130	—	(891)
Swaptions	—	—	—	—	—
Total	$15,286		$1,019	$(440)	$(1,584)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(In millions, except for Weighted Average Term)
December 31, 2022
Futures	$4,320	—	$—	$273
Swaps	11,159	1	38	1,154
Options	39,863	3	4,153	2,123
Total	$55,342		$4,191	$3,550
December 31, 2021
Futures	$2,213	—	$—	$117
Swaps	13,310	—	5	1,336
Options	48,380	2	6,956	5,380
Total	$63,903		$6,961	$6,833

In addition to the freestanding derivatives discussed above, we have entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging. GMIB reinsurance contract assets were reported at their fair values of $1.3 billion and $2.1 billion as of December 31, 2022 and 2021, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of

December 31, 2022 and 2021, respectively, would increase the balances of the reinsurance contract asset to $131 million and $193 million. Amounts due from Reinsurers was $4.1 billion and $5.8 billion at December 31, 2022 and 2021. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2022 and 2021 is $344 million and $447 million, respectively.
Also, the GMxB feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value. The liability for embedded derivative liability features was $5.8 billion and $8.5 billion as of December 31, 2022 and 2021, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2022 and 2021, respectively, would be to increase the liability balance by $705 million and $990 million.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Equitable Financial Life Insurance Company
Opinion on the Financial Statements
We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Equitable Financial Life Insurance Company and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Amortization and Valuation of Deferred Policy Acquisition Costs (“DAC”) related to Variable Annuity Products with Guaranteed Minimum Benefits
As described in Note 2 to the consolidated financial statements, DAC represents acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business that are deferred. A significant portion of the $5.9 billion DAC as of December 31, 2022, is associated with the variable annuity products with guaranteed minimum benefits. DAC associated with certain variable annuity products is amortized based on estimated assessments, with DAC on the remainder of variable annuities, Universal Life and investment-type products amortized over the expected total life of the contract group as a constant percentage of estimated gross profits. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. The DAC amortization and valuation estimates for these products are determined using models and significant assumptions related to projected future separate account performance, mortality, contract persistency, and general account investment spread.

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
Valuation of Guaranteed Minimum Benefit Features related to Certain Life and Annuity Contracts included within Future Policy Benefits and Other Policyholders’ Liabilities and Amounts Due From Reinsurers
As described in Note 2 to the consolidated financial statements, future policy benefits and other policyholders’ liabilities of $33.5 billion as of December 31, 2022, includes reserves related to guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features for certain life and annuity contracts, other than those accounted for as embedded derivatives. Amounts due from reinsurers of $15.9 billion as of December 31, 2022, includes reinsurance recoverables related to GMDB and GMIB features for certain life and annuity contracts ceded under reinsurance contracts other than those accounted for as embedded derivatives. For certain contracts with guaranteed minimum benefit features, the benefits are accounted for as reserves and determined by estimating the expected value of death or income benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The determination of this estimated liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Amounts due from reinsurers, other than those accounted for as embedded derivatives, are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.
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

Valuation of GMIB Features accounted for as Derivatives included within Future Policy Benefits and Other Policyholders’ Liabilities, GMIB Reinsurance Contract Asset, at fair value and Amounts Due from Reinsurers
As described in Notes 2 and 7 to the consolidated financial statements, the Company issues certain annuity contracts that contain GMIB features that are accounted for as embedded derivatives, recorded at fair value and presented within policy benefits and other policyholders’ liabilities. The reinsurance of certain of these GMIB features are accounted for as embedded derivatives and are presented at fair value within amounts due from reinsurers. Additionally, there are ceded reinsurance contracts that are net settled, accounted for as a derivative at fair value and presented within GMIB reinsurance contract asset, at fair value. As of December 31, 2022, the fair value of the GMIB features accounted for as embedded derivatives and presented within future policy benefits and other policyholders’ liabilities was $8.5 billion, GMIB reinsurance contract asset, at fair value was $2.1 billion, and amounts due from reinsurers was $5.8 billion. Management determined the fair values the of the GMIB features presented as embedded derivatives using a discounted cash flow valuation technique that incorporates significant unobservable inputs with respect to (i) non-performance risk, lapse rates, withdrawal rates, annuitization rates, and mortality rates for future policy benefits and other policyholders’ liabilities, and (ii) non-performance risk, lapse rates, withdrawal rates, utilization rates, volatility rates, and mortality rates for the GMIB reinsurance contract asset, at fair value and the amounts due from reinsurers.
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
February 21, 2023
We have served as the Company’s auditor since 1993.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $68,087 and $68,636) (allowance for credit losses of $24 and $22)	$58,947	$73,076
Mortgage loans on real estate (net of allowance for credit losses of $129 and $62)	16,464	14,016
Policy loans	3,563	3,540
Other equity investments (1)	2,942	2,759
Trading securities, at fair value	283	379
Other invested assets	2,835	2,910
Total investments	85,034	96,680
Cash and cash equivalents	797	1,815
Deferred policy acquisition costs	5,857	4,267
Amounts due from reinsurers (allowance for credit losses of $10 and $5) (includes amounts accounted for at fair value of $4,114 and $5,813) (3)	15,885	13,300
Loans to affiliates	1,900	1,900
GMIB reinsurance contract asset, at fair value	1,306	2,068
Current and deferred income taxes	1,479	842
Other assets	3,898	3,023
Separate Accounts assets	111,479	143,912
Total Assets	$227,635	$267,807

LIABILITIES
Policyholders’ account balances	$79,731	$75,467
Future policy benefits and other policyholders' liabilities	33,536	36,851
Broker-dealer related payables	95	630
Amounts due to reinsurers	282	135
Other liabilities	3,951	2,078
Separate Accounts liabilities	111,479	143,912
Total Liabilities	$229,074	$259,073
Redeemable noncontrolling interest (2)	$21	$28
Commitments and contingent liabilities (4)

EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	8,536	8,546
Accumulated deficit	(1,986)	(2,199)
Accumulated other comprehensive income (loss)	(8,012)	2,357
Total Equity	(1,460)	8,706
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$227,635	$267,807
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
(4)See Note 16 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.
See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	2021	2020
	(in millions)
REVENUES
Policy charges and fee income	$2,941	$3,391	$3,464
Premiums	725	750	806
Net derivative gains (losses)	1,508	(4,685)	(1,541)
Net investment income (loss)	3,077	3,483	3,208
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(319)	2	(58)
Other investment gains (losses), net	(643)	851	845
Total investment gains (losses), net	(962)	853	787
Investment management and service fees	706	1,004	1,010
Other income	131	93	57
Total revenues	8,126	4,889	7,791

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,935	2,982	4,951
Interest credited to policyholders’ account balances	1,311	1,128	1,118
Compensation and benefits	202	328	309
Commissions	703	700	636
Interest expense	6	1	—
Amortization of deferred policy acquisition costs	466	456	1,333
Other operating costs and expenses	1,041	1,164	830
Total benefits and other deductions	6,664	6,759	9,177
Income (loss) from continuing operations, before income taxes	1,462	(1,870)	(1,386)
Income tax (expense) benefit	(279)	474	627
Net income (loss)	1,183	(1,396)	(759)
Less: Net income (loss) attributable to the noncontrolling interest	(3)	—	—
Net income (loss) attributable to Equitable Financial	$1,186	$(1,396)	$(759)

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	2021	2020
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,183	$(1,396)	$(759)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(10,369)	(2,238)	2,999
Other comprehensive income (loss), net of income taxes	(10,369)	(2,238)	2,999
Comprehensive income (loss)	(9,186)	(3,634)	2,240
Less: Comprehensive income (loss) attributable to the noncontrolling interest (1)	(3)		—
Comprehensive income (loss) attributable to Equitable Financial	$(9,183)	$(3,634)	$2,240
_____________
(1)See Note 15 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	(in millions)
January 1, 2022	$2	$8,546	$(2,199)	$2,357	$8,706	$—	$8,706
Dividend to parent company	—	—	(967)	—	(967)	—	(967)
Net income (loss)	—	—	1,186	—	1,186	—	1,186
Other comprehensive income (loss)	—	—	—	(10,369)	(10,369)	—	(10,369)
Other	—	(10)	(6)	—	(16)	—	(16)
December 31, 2022	$2	$8,536	$(1,986)	$(8,012)	$(1,460)	$—	$(1,460)

January 1, 2021	$2	$7,841	$(795)	$4,595	$11,643	$—	$11,643
Dividend to parent company	—	—	(8)	—	(8)	—	(8)
Capital contribution from parent company	—	750	—	—	750	—	750
Net income (loss)	—	—	(1,396)	—	(1,396)	—	(1,396)
Other comprehensive income (loss)	—	—	—	(2,238)	(2,238)	—	(2,238)
Other	—	(45)	—	—	(45)	—	(45)
December 31, 2021	$2	$8,546	$(2,199)	$2,357	$8,706	$—	$8,706

January 1, 2020	$2	$7,809	$2,145	$1,596	$11,552	$13	$11,565
Dividend to parent company	—	—	(2,149)	—	(2,149)	—	(2,149)
Cumulative effect of adoption of ASU 2016-03, CECL	—	—	(32)	—	(32)	—	(32)
Net income (loss)	—	—	(759)	—	(759)	(1)	(760)
Other comprehensive income (loss)	—	—	—	2,999	2,999	—	2,999
Other	—	32	—	—	32	(12)	20
December 31, 2020	$2	$7,841	$(795)	$4,595	$11,643	$—	$11,643

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash flows from operating activities:
Net income (loss)	$1,183	$(1,396)	$(759)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,311	1,128	1,118
Policy charges and fee income	(2,941)	(3,391)	(3,464)
Net derivative (gains) losses	(1,508)	4,685	1,541
Credit and intent to sell losses on available for sale debt securities and loans	319	(2)	58
Investment (gains) losses, net	643	(851)	(845)
Realized and unrealized (gains) losses on trading securities	41	58	(106)
Non-cash long-term incentive compensation expense	20	(16)	29
Amortization and depreciation	463	316	1,249
Equity (income) loss from limited partnerships	(186)	(489)	(74)
Changes in:
Reinsurance recoverable (1)	(1,029)	(1,165)	(283)
Capitalization of deferred policy acquisition costs	(700)	(724)	(565)
Future policy benefits	2	(181)	1,857
Current and deferred income taxes	235	(481)	(306)
Other, net	(170)	575	(218)
Net cash provided by (used in) operating activities	$(2,317)	$(1,934)	$(768)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$14,966	$33,815	$18,453
Mortgage loans on real estate	1,154	1,677	630
Trading account securities	266	5,062	1,913
Real estate joint ventures	—	—	55
Short-term investments	(483)	87	1,494
Other	355	1,720	973
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(17,838)	(42,573)	(26,402)
Mortgage loans on real estate	(3,683)	(2,546)	(1,747)
Trading account securities	(220)	(164)	(534)
Short-term investments	—	(6)	(1,098)
Other	(745)	(2,663)	(1,174)
Cash settlements related to derivative instruments, net	(160)	(5,981)	1,204
Issuance of loans to affiliates	—	(1,000)	—
Repayments of loans to affiliates	—	—	300
Investment in capitalized software, leasehold improvements and EDP equipment	(49)	(59)	(66)
Other, net	81	78	(406)
Net cash provided by (used in) investing activities	$(6,356)	$(12,553)	$(6,405)

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$15,372	$16,930	$10,928
Withdrawals	(6,833)	(7,073)	(4,370)
Transfers (to) from Separate Accounts	1,621	2,159	2,517
Change in collateralized pledged assets	36	34	(140)
Change in collateralized pledged liabilities	(1,572)	1,411	859
Capital contribution from parent company	—	750	—
Shareholder dividend paid	(930)	(7)	(2,149)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	3	13	9
Other, net	(42)	42	70
Net cash provided by (used in) financing activities	$7,655	$14,259	$7,724

Change in cash and cash equivalents	(1,018)	(228)	551
Cash and cash equivalents, beginning of year	1,815	2,043	1,492
Cash and cash equivalents, end of year	$797	$1,815	$2,043

Supplemental cash flow information:
Income taxes (refunded) paid	$45	$(7)	$(323)

Non-cash transactions from investing and financing activities:
Dividend to Parent	$(37)	$—	$—
Transfer of assets to reinsurer	$(2,762)	$(9,023)	$—
______________
(1) Amount includes cash paid for Global Atlantic Transaction in 2022 of $7 million and for Venerable Transaction in 2021 of $494 million. See Note 1 of the Notes to these Consolidated Financial Statements.

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
Global Atlantic Reinsurance Transaction
On October 3, 2022, Equitable Financial completed the transactions (the “Global Atlantic Transaction”) contemplated by the previously announced Master Transaction Agreement, dated August 16, 2022, by and between Equitable Financial and First Allmerica Financial Life Insurance Company, a Massachusetts-domiciled insurance company (the “Reinsurer”), a wholly owned subsidiary of Global Atlantic Financial Group.
At the closing of the Global Atlantic Transaction, Equitable Financial and the Reinsurer entered into a Coinsurance and Modified Coinsurance Agreement (the “EQUI-VEST Reinsurance Agreement”), pursuant to which Equitable Financial ceded to the Reinsurer, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008, which predominately include Equitable Financial’s highest guaranteed general account crediting rates of 3%, supported by general account assets of approximately $4 billion and $5 billion of Separate Account value (the “Reinsured Contracts”). The Reinsured Contracts predominately include certain of Equitable Financial’s contracts that offer the highest guaranteed general account crediting rates of 3%. At the closing of the Global Atlantic Transaction, the Reinsurer deposited assets supporting the general account liabilities relating to the Reinsured Contracts into a trust account for the benefit of Equitable Financial, which assets will secure its obligations to Equitable Financial under the EQUI-VEST Reinsurance Agreement. Commonwealth Annuity and Life Insurance Company, an insurance company domiciled in the Commonwealth of Massachusetts and affiliate of the Reinsurer (“Commonwealth”), provided a guarantee of the Reinsurer’s payment obligation to Equitable Financial under the EQUI-VEST Reinsurance Agreement.
The Company transferred assets of $2.8 billion, including primarily available-for-sale securities, cash and policy loans as the consideration for the reinsurance transaction. In addition, the Company recorded $4.1 billion of direct insurance liabilities ceded under the reinsurance contract included in amounts due from reinsurers and $1.2 billion of deferred gain on cost of reinsurance included within other liabilities. Additionally, $5.3 billion of Separate Account liabilities were ceded under a modified coinsurance portion of the agreement.
Venerable Reinsurance Transaction
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

AXA EQUITABLE LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2022”, “2021” and “2020” refer to the years ended December 31, 2022, 2021 and 2020, respectively.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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
The Company has finalized key accounting policy decisions and executed the intended implementation plan including modifying actuarial valuation systems, modernizing key finance processes including data sourcing, analytical procedures and reporting, and updating internal controls. The Company is ready for adoption of the guidance as of January 1, 2023 using the modified retrospective approach, except for Market Risk Benefits (MRBs) which will use the full retrospective approach.

Based upon the modified retrospective transition method, the Company estimates that the January 1, 2021 transition date impact from LDTI adoption is a decrease in total U.S. GAAP equity of $3.8 billion. This is primarily due to accounting for our variable annuity guarantees that are not currently measured at fair value as MRBs in the extremely low interest rate environment as of January 1, 2021. For full year 2021, GAAP net income under LDTI basis is estimated to be $2.5 billion higher than the previously reported 2021 net income of ($1.4) billion due to better alignment between MRB liabilities and our economic hedging program. As of December 31, 2021, the impact on total equity is a decrease of approximately $1.3 billion and in line with our prior estimates.

The U.S. GAAP net income for full year 2022 is estimated to be positive and less volatile under LDTI. The estimated impact to total U.S. GAAP equity as of December 31, 2022, is expected to be significantly mitigated by the Company’s present use of a near industry low interest rate assumption of 2.25% on GMIB business that results in a positive impact from accounting for its variable annuity guarantees as MRBs under the guidance at December 31, 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Notes to Consolidated Financial Statements, Continued
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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of December 31, 2022 and 2021, the carrying value of COLI was $888 million and $1.0 billion, respectively, and is reported in other invested assets in the consolidated balance sheets.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
For collectively evaluated mortgages, the Company estimates the allowance for credit losses based on the amortized cost basis of its mortgages over their expected life using a PD / LGD model. The PD / LGD model incorporates the Company’s reasonable and supportable forecast of macroeconomic information over a specified period. The length of the reasonable and supportable forecast period is reassessed on a quarterly basis and may be adjusted as appropriate over time to be consistent with macroeconomic conditions and the environment as of the reporting date. For periods beyond the reasonable and supportable forecast period, the model reverts to historical loss information. The PD and LGD are estimated at the loan-level based on loans’ current and forecasted risk characteristics as well as macroeconomic forecasts. The PD is estimated using both macroeconomic conditions as well as individual loan risk characteristics including LTV ratios, DSC ratios, seasoning, collateral type, geography, and underlying credit. The LGD is driven primarily by the type and value of collateral, and secondarily by expected liquidation costs and time to recovery.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Securities Sold under Agreements to Repurchase
Securities sold under agreements to repurchase involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Securities sold under agreements to repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. Transfers of securities under these agreements to repurchase are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales with related forward repurchase commitments. All of the Company’s securities repurchase transactions are accounted for as secured borrowings with the related obligations distinctly captioned in the consolidated balance sheets on a gross basis. Income and expenses associated with repurchase agreements are recognized as investment income and investment expense, respectively, within net investment income (loss). As of December 31, 2022 and 2021, the Company had no Securities sold under agreements to repurchase outstanding. During the year ended December 31, 2021 there was no activity on Securities sold under agreements to repurchase.
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
In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of December 31, 2022, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 7.0% (4.9% net of product weighted average Separate Accounts fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.9% net of product weighted average Separate Accounts fees) and 0.0% ((2.1)% net of product weighted average Separate Accounts fees), respectively. The maximum duration over which these rate limitations may be applied is five years. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.
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
For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. As of December 31, 2022, the average rate of assumed investment yields, excluding policy loans, for the Company was 4.4%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
grading to 4.3% in 2026. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in policyholders’ benefits for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated policyholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 3.5% to 6.3% (weighted average of 5.0%) for approximately 99.5% of life insurance liabilities and from 1.5% to 5.4% (weighted average of 3.6%) for annuity liabilities.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Capitalized computer software and hosting arrangements, net of accumulated amortization, amounted to $162 million and $133 million as of December 31, 2022 and 2021, respectively. Amortization of capitalized computer software and hosting arrangements in 2022, 2021 and 2020 was $20 million, $46 million and $47 million, respectively, recorded in other operating costs and expenses in the consolidated statements of income (loss).
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
Consolidated VIEs
As of December 31, 2022 and 2021, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in Other invested assets and Mortgage loans on real estate in the Company’s consolidated balance sheets at December 31, 2022 and 2021 are total assets of $410 million and $169 million, respectively related to these VIEs.
Non-Consolidated VIEs
As of December 31, 2022 and 2021, respectively, the Company held approximately $2.3 billion and $2.1 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $282.3 billion and $245.7 billion as of December 31, 2022 and 2021, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.3 billion and $2.1 billion and approximately $1.3 billion and $1.2 billion of unfunded commitments as of December 31, 2022 and 2021, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
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
Impact of Assumption Updates
The net impact of assumption changes during 2022 decreased policy charges and fee income by $17 million, decreased policyholders’ benefits by $235 million, increased interest credited to policyholders’ account balances by $1 million, increased net derivative losses by $85 million, and decreased amortization of DAC by $7 million. This resulted in an increase in income (loss) from operations, before income taxes of $139 million and increased net income (loss) by $110 million.
The net impact of assumption changes during 2021 decreased policy charges and fee income by $32 million, decreased policyholders’ benefits by $100 million, decreased net derivative gains by $249 million, and decreased amortization of DAC by $19 million. This resulted in a decrease in income (loss) from operations, before income taxes of $162 million and decreased net income (loss) by $128 million. As part of this annual update completed as of September 30, 2021, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve, which represents a reasonable proxy of the cost of funding the derivative positions backing our GMxB liabilities. Concurrently, our GAAP fair value liability risk margins were increased which when considered with the change from LIBOR, resulted in an immaterial impact to overall valuation as our view regarding market participant pricing of our guarantees has not changed at the time of this update.
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
Model Changes
There were no material model changes in 2022 and 2021.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
(loss) from continuing operations, before income taxes of $165 million, and an increase to net income (loss) of $130 million during 2020.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2022 and 2021 was $550 million and $470 million, respectively. There was no accrued interest written off for AFS fixed maturities for the years ended December 31, 2022, 2021 and 2020.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2022
Fixed Maturities:
Corporate (1)	$46,053	$24	$89	$6,655	$39,463
U.S. Treasury, government and agency	7,049	—	1	1,312	5,738
States and political subdivisions	540	—	7	76	471
Foreign governments	985	—	2	151	836
Residential mortgage-backed (2)	860	—	1	84	777
Asset-backed (3)	8,817	—	3	371	8,449
Commercial mortgage-backed	3,742	—	—	572	3,170
Redeemable preferred stock	41	—	2	—	43
Total at December 31, 2022	$68,087	$24	$105	$9,221	$58,947

December 31, 2021:
Fixed Maturities:
Corporate (1)	$45,578	$22	$2,382	$214	$47,724
U.S. Treasury, government and agency	13,032	—	2,196	14	15,214
States and political subdivisions	527	—	73	3	597
Foreign governments	1,124	—	42	14	1,152
Residential mortgage-backed (2)	82	—	8	—	90
Asset-backed (3)	5,904	—	20	19	5,905
Commercial mortgage-backed	2,348	—	19	26	2,341
Redeemable preferred stock	41	—	12	—	53
Total at December 31, 2021	$68,636	$22	$4,752	$290	$73,076
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of December 31, 2022 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2022:
Contractual maturities:
Due in one year or less	$1,516	$1,497
Due in years two through five	13,452	12,727
Due in years six through ten	14,632	12,979
Due after ten years	25,003	19,305
Subtotal	54,603	46,508
Residential mortgage-backed	860	777
Asset-backed	8,817	8,449
Commercial mortgage-backed	3,742	3,170
Redeemable preferred stock	41	43
Total at December 31, 2022	$68,063	$58,947

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities for the years ended December 31, 2022, 2021 and 2020:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Proceeds from sales	$11,683	$26,678	$12,670
Gross gains on sales	$38	$1,141	$854
Gross losses on sales	$(668)	$(189)	$(34)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses (1)	$(253)	$(16)	$(13)
______________
(1)Amounts reflect an impairment on AFS Securities of $245 million related to the Global Atlantic Transaction. See Note 11 of the Notes to these Consolidated Financial Statements for additional details on the Global Atlantic Transaction.
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance, beginning of period	$42	$28	$15
Previously recognized impairments on securities that matured, paid, prepaid or sold	(261)	(2)	—
Recognized impairments on securities impaired to fair value this period (1) (2)	246	—	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	—	9	6
Additional credit losses this period on securities previously impaired	9	7	7
Increases due to passage of time on previously recorded credit losses	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—	—
Balance at December 31,	$36	$42	$28

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
(2)Amounts reflect an impairment on AFS Securities of $245 million related to the Global Atlantic Transaction. See Note 11 of the Notes to these Consolidated Financial Statements for additional details on the Global Atlantic Transaction.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Net Unrealized Gains (Losses) on AFS Fixed Maturities

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2022	$4,462	$(284)	$(977)	$(673)	$2,528
Net investment gains (losses) arising during the period	(14,456)	—	—	—	(14,456)
Reclassification adjustment:					—
Included in net income (loss)	885	—	—	—	885
Other (1)	—	—	—	(1,489)	(1,489)
Impact of net unrealized investment gains (losses)	—	1,354	750	2,409	4,513
Net unrealized investment gains (losses) excluding credit losses	(9,109)	1,070	(227)	247	(8,019)
Net unrealized investment gains (losses) with credit losses	(7)	1	—	1	(5)
Balance, December 31, 2022	$(9,116)	$1,071	$(227)	$248	$(8,024)

Balance, January 1, 2021	$8,230	$(466)	$(1,814)	$(1,250)	$4,700
Net investment gains (losses) arising during the period	(2,902)	—	—	—	(2,902)
Reclassification adjustment:					—
Included in net income (loss)	(835)	—	—	—	(835)
Other (2)	(31)	—	—	—	(31)
Impact of net unrealized investment gains (losses)	—	182	837	577	1,596
Net unrealized investment gains (losses) excluding credit losses	4,462	(284)	(977)	(673)	2,528
Net unrealized investment gains (losses) with credit losses	—	—	—	—	—
Balance, December 31, 2021	$4,462	$(284)	$(977)	$(673)	$2,528

Balance, January 1, 2020	$3,084	$(826)	$(192)	$(433)	$1,633
Net investment gains (losses) arising during the period	5,953	—	—	—	5,953
Reclassification adjustment:
Included in Net income (loss)	(802)	—	—	—	(802)
Impact of net unrealized investment gains (losses)	—	360	(1,623)	(818)	(2,081)
Net unrealized investment gains (losses) excluding credit losses	8,235	(466)	(1,815)	(1,251)	4,703
Net unrealized investment gains (losses) with credit losses	(5)	—	1	1	(3)
Balance, December 31, 2020	$8,230	$(466)	$(1,814)	$(1,250)	$4,700

_____________
(1) Reflects a Deferred Tax Asset valuation allowance of $1.5 billion recorded during the fourth quarter of 2022. See Note 14 of the Notes to these Consolidated Financial Statements for additional details.
(2) Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

The following tables disclose the fair values and gross unrealized losses of the 4,798 issues as of December 31, 2022 and the 1,896 issues as of December 31, 2021 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2022
Fixed Maturities:
Corporate	$22,034	$2,431	$15,014	$4,222	$37,048	$6,653
U.S. Treasury, government and agency	5,465	1,294	204	18	5,669	1,312
States and political subdivisions	91	18	158	58	249	76
Foreign governments	349	42	418	109	767	151
Residential mortgage-backed	665	49	79	35	744	84
Asset-backed	6,262	228	1,759	143	8,021	371
Commercial mortgage-backed	1,572	200	1,580	372	3,152	572
Total at December 31, 2022	$36,438	$4,262	$19,212	$4,957	$55,650	$9,219

December 31, 2021:
Fixed Maturities:
Corporate	$9,497	$150	$1,301	$62	$10,798	$212
U.S. Treasury, government and agency	947	10	103	4	1,050	14
States and political subdivisions	112	2	11	1	123	3
Foreign governments	349	6	92	8	441	14
Asset-backed	3,843	19	38	—	3,881	19
Commercial mortgage-backed	1,515	22	96	4	1,611	26
Total at December 31, 2021	$16,263	$209	$1,641	$79	$17,904	$288
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.8% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of December 31, 2022 and 2021 were $327 million and $280 million, respectively, representing 22.4% and 3.2% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2022 and 2021, respectively, approximately $2.9 billion and $2.8 billion, or 4.3% and 4.1%, of the $68.1 billion and $68.6 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $208 million and $18 million as of December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, respectively, the $5.0 billion and $79 million of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to allowance for credit losses for these securities was not warranted at either December 31, 2022 or December 31, 2021. As of December 31, 2022 and 2021, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2022, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of December 31, 2022 and 2021 was $71 million and $57 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the years ended December 31, 2022 and 2021.
As of December 31, 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$57	$77	$33
Current-period provision for expected credit losses	66	(20)	44
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off		—	—
Net change in allowance	66	(20)	44
Balance, end of period	$123	$57	$77

Agricultural mortgages:
Balance, beginning of period	$5	$4	$3
Current-period provision for expected credit losses	1	1	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off		—	—
Net change in allowance	1	1	1
Balance, end of period	$6	$5	$4

Total allowance for credit losses	$129	$62	$81

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization and
•changes in credit quality and economic assumptions.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of December 31, 2022 and 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Loan to Value (“LTV”) Ratios (1)

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$624	$130	$—	$—	$119	$1,242	$—	$—	$2,115
50% - 70%	2,285	1,569	906	313	623	2,254	328	—	8,278
70% - 90%	363	415	463	329	424	1,314	—	34	3,342
90% plus	—	—	—	—	35	233	—	—	268
Total commercial	$3,272	$2,114	$1,369	$642	$1,201	$5,043	$328	$34	$14,003

Agricultural:
0% - 50%	$163	$182	$228	$129	$132	$725	$—	$—	$1,559
50% - 70%	190	185	222	68	83	267	—	—	1,015
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$353	$367	$450	$197	$215	$1,008	$—	$—	$2,590

Total mortgage loans:
0% - 50%	$787	$312	$228	$129	$251	$1,967	$—	$—	$3,674
50% - 70%	2,475	1,754	1,128	381	706	2,521	328	—	9,293
70% - 90%	363	415	463	329	424	1,330	—	34	3,358
90% plus	—	—	—	—	35	233	—	—	268
Total mortgage loans	$3,625	$2,481	$1,819	$839	$1,416	$6,051	$328	$34	$16,593

Debt Service Coverage (“DSC”) Ratios (2)

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$771	$1,159	$1,113	$102	$571	$1,911	$—	$—	$5,627
1.8x to 2.0x	158	215	164	197	186	477	279	—	1,676
1.5x to 1.8x	337	390	32	153	176	1,175	4	—	2,267
1.2x to 1.5x	1,041	259	—	92	73	917	—	—	2,382
1.0x to 1.2x	507	43	60	98	160	492	45	34	1,439
Less than 1.0x	458	48	—	—	35	71	—	—	612

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial	$3,272	$2,114	$1,369	$642	$1,201	$5,043	$328	$34	$14,003

Agricultural:
Greater than 2.0x	$51	$40	$62	$21	$12	$193	$—	$—	$379
1.8x to 2.0x	16	58	35	24	14	51	—	—	198
1.5x to 1.8x	69	42	111	18	19	196	—	—	455
1.2x to 1.5x	107	147	177	98	99	298	—	—	926
1.0x to 1.2x	91	80	61	30	60	257	—	—	579
Less than 1.0x	19	—	4	6	11	13	—	—	53
Total agricultural	$353	$367	$450	$197	$215	$1,008	$—	$—	$2,590

Total mortgage loans:
Greater than 2.0x	$822	$1,199	$1,175	$123	$583	$2,104	$—	$—	$6,006
1.8x to 2.0x	174	273	199	221	200	528	279	—	1,874
1.5x to 1.8x	406	432	143	171	195	1,371	4	—	2,722
1.2x to 1.5x	1,148	406	177	190	172	1,215	—	—	3,308
1.0x to 1.2x	598	123	121	128	220	749	45	34	2,018
Less than 1.0x	477	48	4	6	46	84	—	—	665
Total mortgage loans	$3,625	$2,481	$1,819	$839	$1,416	$6,051	$328	$34	$16,593
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
Notes to Consolidated Financial Statements, Continued
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of December 31, 2022 and 2021, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2022:
Mortgage loans:
Commercial	$56	$—	$—	$56	$13,947	$14,003	$—	$14,003	$—	$—
Agricultural	3	5	13	21	2,553	2,574	16	2,590	—	—
Total	$59	$5	$13	$77	$16,500	$16,577	$16	$16,593	$—	$—
December 31, 2021:
Mortgage loans:
Commercial	$—	$—	$—	$—	$11,434	$11,434	$—	$11,434	$—	$—
Agricultural	1	1	25	27	2,601	2,628	16	2,644	—	—
Total	$1	$1	$25	$27	$14,035	$14,062	$16	$14,078	$—	$—
_______________
(1)Amounts presented at amortized cost basis.

As of December 31, 2022 and 2021, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $14 million and $14 million, respectively. The carrying values of those mortgage loans are presented net of an allowance of $2 million and $2 million, respectively, as of December 31, 2022 and 2021.
Troubled Debt Restructuring
During the years ended December 31, 2022, 2021 and 2020, the Company identified an immaterial amount of TDRs.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the years ended December 31, 2022 and 2021.
Unrealized and Realized Gains (Losses) from Equity Securities

	Year Ended December 31,
	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(109)	$9
Net investment gains (losses) recognized on securities sold during the period	(36)	(2)
Unrealized and realized gains (losses) on equity securities	$(145)	$7
Trading Securities
As of December 31, 2022 and 2021, respectively, the fair value of the Company’s trading securities was $283 million and $379 million. As of December 31, 2022 and 2021, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $38 million and $44 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the years ended December 31, 2022, 2021 and 2020:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Net Investment Income (Loss) from Trading Securities

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(35)	$(264)	$96
Net investment gains (losses) recognized on securities sold during the period	(6)	206	10
Unrealized and realized gains (losses) on trading securities	(41)	(58)	106
Interest and dividend income from trading securities	13	92	206
Net investment income (loss) from trading securities	$(28)	$34	$312

Net Investment Income (Loss)
The following table breaks out net investment income (loss) by asset category:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Fixed maturities	$2,478	$2,293	$2,193
Mortgage loans on real estate	586	547	516
Other equity investments	74	525	79
Policy loans	203	209	198
Trading securities	(28)	34	312
Other investment income	57	47	49
Gross investment income (loss)	3,370	3,655	3,347
Investment expenses	(293)	(172)	(139)
Net investment income (loss)	$3,077	$3,483	$3,208
Investment Gains (Losses), Net
Investment gains (losses), net including changes in the valuation allowances and credit losses are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Fixed maturities	$(885)	$834	$801
Mortgage loans on real estate	(66)	20	(45)
Other equity investments (1)	—	—	30
Other	(11)	(1)	1
Investment gains (losses), net	$(962)	$853	$787
_____________
(1) Investment gains (losses), net of Other equity investments includes Real Estate Held for production during the years ended December 31, 2021 and December 31, 2020.
For the years ended December 31, 2022, 2021 and 2020, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $1 million, $2 million and $2 million.

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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of the GMIB features is accounted for as a derivative. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by the Company between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees to CS Life. As this contract provides full risk transfer and therefore has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the Amounts Due from Reinsurers related to the GMIB with NLG are accounted for as an embedded derivative.
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
These cross currency swaps are for the period the foreign currency denominated private placement debt securities and funding agreement are outstanding, with the longest cross currency swap expiring in 2033. Since these cross currency swaps are designated and qualify as cash flow hedges, the corresponding interest accruals are recognized in Net investment income and in Interest credited to policyholders’ account balances.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The tables below present quantitative disclosures about the Company’s derivative instruments designated in hedging relationships and derivative instruments which have not been designated in hedging relationships, including those embedded in other contracts required to be accounted for as derivative instruments.
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:
Derivative Instruments by Category

	December 31, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$1,431	$99	$85	$921	$7	$42
Interest swaps	955	—	294	955	—	395
Total: designated for hedge accounting	2,386	99	379	1,876	7	437
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	4,320	—	—	2,213	—	—
Swaps	11,159	38	—	13,310	5	—
Options	39,863	7,549	3,396	48,380	12,015	5,059
Interest rate contracts:
Futures	12,693	—	—	12,455	—	—
Swaps	1,498	—	166	1,876	—	45
Credit contracts:
Credit default swaps	102	—	2	619	2	3
Currency contracts:
Currency swaps	397	4	13	541	1	—
Other freestanding contracts:
Margin	—	193	—	—	102	—
Collateral	—	142	4,469	—	178	6,154
Total: Not designated for hedge accounting	70,032	7,926	8,046	79,394	12,303	11,261

Embedded derivatives:
Amounts due from reinsurers (5)	—	4,114	—	—	5,813	—
GMIB reinsurance contracts (2)	—	1,306	—	—	2,068	—
GMxB derivative features liability (3)	—	—	5,773	—	—	8,525
SCS, SIO, MSO and IUL indexed features (4)	—	—	4,077	—	—	6,641
Total embedded derivatives	—	5,420	9,850	—	7,881	15,166
Total derivative instruments	$72,418	$13,445	$18,275	$81,270	$20,191	$26,864
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Derivative Instruments by Category

	Year Ended December 31, 2022				Year Ended December 31, 2021			Year Ended December 31, 2020
	Net Derivatives Gain(Losses) (1) (2)	NII (3)	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: Designated for hedge accounting
Cash flow hedges:
Currency Swaps	$19	$7	$(4)	$24	$(2)	$(45)	$5	$—	$—	$—
Interest Swaps	(86)	—	—	206	(69)	—	(87)	(9)	—	(87)
Total: Designated for hedge accounting	(67)	7	(4)	230	(71)	(45)	(82)	(9)	—	(87)
Derivatives: Not designated for hedge accounting
Equity contracts:
Futures	349	—	—	—	(607)	—	—	(955)	—	—
Swaps	2,626	—	—	—	(3,608)	—	—	(3,353)	—	—
Options	(2,752)	—	—	—	3,883	—	—	1,663	—	—
Interest rate contracts:
Futures	(1,645)	—	—	—	(727)	—	—	1,745	—	—
Swaps	(492)	—	—	—	(2,316)	—	—	2,832	—	—
Credit contracts:
Credit default swaps	8	—	—	—	1	—	—	—	—	—
Currency contracts:
Currency swaps	10	—	—	—	3	—	—	(2)	—	—
Total: Not designated for hedge accounting	(1,896)	—	—	—	(3,371)	—	—	1,939	—	—

Embedded Derivatives:
Amounts due from reinsurers	(1,706)	—	—	—	517	—	—	—	—	—
GMIB reinsurance contracts	(726)	—	—	—	(777)	—	—	472	—	—
GMxB derivative features liability	3,062	—	—	—	2,792	—	—	(2,238)	—	—
SCS, SIO, MSO and IUL indexed features	2,857	—	—	—	(3,760)	—	—	(1,693)	—	—
Total Embedded Derivatives	3,487	—	—	—	(1,228)	—	—	(3,459)	—	—

Total derivatives instruments	$1,524	$7	$(4)	$230	$(4,670)	$(45)	$(82)	$(1,529)	$—	$(87)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)For the years ended December 31, 2022, 2021 and 2020, investment fees of $16 million, $15 million and $12 million, respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).
(3)Net Investment Income (“NII”).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI.
Roll-forward of Cash flow hedges in AOCI

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance, beginning of period	$(208)	$(126)	$(38)
Amount recorded in AOCI
Currency swaps	29	(35)	—
Interest swaps	102	(183)	(108)
Total amount recorded in AOCI	131	(218)	(108)
Amount reclassified from AOCI to income
Currency swaps (1)	(5)	40	—
Interest swaps (1)	104	96	20
Total amount reclassified from AOCI to income	99	136	20
Balance, end of period (2)	$22	$(208)	$(126)
______________
(1)    Currency swaps reclassified from AOCI to income are reported in net investment income in the consolidated statements of income (loss). Interest swaps reclassified from AOCI to income are reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2) The Company does not estimate the amount of the deferred losses in AOCI at years ended December 31, 2022, 2021 and 2020 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of December 31, 2022 and 2021 are exchange-traded and net settled daily in cash. As of December 31, 2022 and 2021, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $222 million and $90 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $103 million and $196 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $16 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2022 and 2021, respectively, the Company held $4.5 billion and $6.2 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $142 million and $178 million as of December 31, 2022 and 2021, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
Substantially all of the Company’s derivative agreements have zero thresholds which require daily full collateralization by the party in a liability position. In addition, certain of the Company’s derivative agreements contain credit-risk related contingent features; if the credit rating of one of the parties to the derivative agreement is to

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
fall below a certain level, the party with positive fair value could request termination at the then fair value or demand immediate full collateralization from the party whose credit rating fell and is in a net liability position.
As of December 31, 2022 and 2021 there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of December 31, 2022 and 2021:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$8,024	$6,980	$1,044	$(848)	$196
Other financial assets	1,791	—	1,791	—	1,791
Other invested assets	$9,815	$6,980	$2,835	$(848)	$1,987

Liabilities:
Derivative liabilities	$7,577	$6,980	$597	$—	$597
Other financial liabilities	3,354	—	3,354	—	3,354
Other liabilities	$10,931	$6,980	$3,951	$—	$3,951
______________
(1)Financial instruments sent (held).
As of December 31, 2021

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$12,309	$10,724	$1,585	$(961)	$624
Other financial assets	1,325	—	1,325	—	1,325
Other invested assets	$13,634	$10,724	$2,910	$(961)	$1,949

Liabilities:
Derivative liabilities	$10,738	$10,724	$14	$—	$14
Other financial liabilities	2,064	—	2,064	—	2,064
Other liabilities	$12,802	$10,724	$2,078	$—	$2,078
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
Summarized financial information for the Company’s Closed Block is as follows:

	December 31,
	2022	2021
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,688	$5,928
Policyholder dividend obligation	—	—
Other liabilities	68	39
Total Closed Block liabilities	5,756	5,967

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,171 and $3,185) (allowance for credit losses of $0 and $0)	2,948	3,390
Mortgage loans on real estate (net of allowance for credit losses of $4 and $4)	1,645	1,771
Policy loans	569	602
Cash and other invested assets	—	63
Other assets	155	90
Total assets designated to the Closed Block	5,317	5,916

Excess of Closed Block liabilities over assets designated to the Closed Block	439	51
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $47 and ($43)	(166)	172
Maximum future earnings to be recognized from Closed Block assets and liabilities	$273	$223

The Company’s Closed Block revenues and expenses were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenues:
Premiums and other income	$125	$144	$157
Net investment income (loss)	221	237	251
Investment gains (losses), net	(3)	4	—
Total revenues	343	385	408

Benefits and Other Deductions:
Policyholders’ benefits and dividends	328	372	399
Other operating costs and expenses	2	3	1
Total benefits and other deductions	330	375	400
Net income (loss), before income taxes	13	10	8
Income tax (expense) benefit	(1)	(2)	(2)
Net income (loss)	$12	$8	$6

A reconciliation of the Company’s policyholder dividend obligation follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Beginning balance	$—	$160	$2
Unrealized investment gains (losses)	—	(160)	158
Ending balance	$—	$—	$160

6)    DAC AND POLICYHOLDER BONUS INTEREST CREDITS
Changes in the DAC asset for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance, beginning of year	$4,267	$3,816	$4,225
Capitalization of commissions, sales and issue expenses	702	724	564
Amortization:
Impact of assumptions updates and model changes	7	19	(866)
All other	(473)	(475)	(467)
Total amortization	(466)	(456)	(1,333)
Change in unrealized investment gains and losses	1,354	183	360
Balance, end of year	$5,857	$4,267	$3,816

The deferred asset for policyholder bonus interest credits is reported in other assets in the consolidated balance sheets and changes in the deferred asset for policyholder bonus Interest credits are reported in interest credited to policyholders’ account balances. For the years ended December 31, 2022, 2021 and 2020 changes were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance, beginning of year	$361	$405	$431
Amortization charged to income	(41)	(44)	(26)
Balance, end of year	$320	$361	$405
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of December 31, 2022 and 2021, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Fair Value Measurements as of December 31, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$37,360	$2,103	$39,463
U.S. Treasury, government and agency	—	5,738	—	5,738
States and political subdivisions	—	442	29	471
Foreign governments	—	836	—	836
Residential mortgage-backed (2)	—	777	—	777
Asset-backed (3)	—	8,449	—	8,449
Commercial mortgage-backed	—	3,138	32	3,170
Redeemable preferred stock	—	43	—	43
Total fixed maturities, AFS	—	56,783	2,164	58,947
Other equity investments	137	478	12	627
Trading securities	160	123	—	283
Other invested assets:
Short-term investments	—	485	—	485
Assets of consolidated VIEs/VOEs	—	—	5	5
Swaps	—	(416)	—	(416)
Credit default swaps	—	(2)	—	(2)
Options	—	4,153	—	4,153
Total other invested assets	—	4,220	5	4,225
Cash equivalents	397	258	—	655
Amounts due from reinsurer (5)	—	—	4,114	4,114
GMIB reinsurance contracts asset	—	—	1,306	1,306
Separate Accounts assets (4)	108,378	2,429	1	110,808
Total Assets	$109,072	$64,291	$7,602	$180,965

Liabilities:
GMxB derivative features’ liability	$—	$—	$5,773	$5,773
SCS, SIO, MSO and IUL indexed features’ liability	—	4,077	—	4,077
Total Liabilities	$—	$4,077	$5,773	$9,850
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of December 31, 2022 the fair value of such investments was $456 million.
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
(5)This represents GMIB NLG ceded reserves related to the Venerable Transaction. See Note 1 of the Notes to these Consolidated Financial Statements for details of the Venerable Transaction.

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
After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $92 million and $148 million as of December 31, 2022 and 2021, respectively, to recognize incremental counterparty non-performance risk.
After giving consideration to collateral arrangements, the Company reduced the fair value of its Amounts due from Reinsurers by $151 million and $210 million at December 31, 2022 and 2021 to recognize incremental counterparty non-performance risk.
Lapse rates are adjusted at the contract level based on a comparison of the actuarial calculated guaranteed values and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2022, fixed maturities with fair values of $121 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $168 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 19.8% of total equity as of December 31, 2022.
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
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the years ended December 31, 2022, 2021 and 2020, respectively.

	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, January 1, 2022	$1,493	$35	$20	$8
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	5	—	—	—
Investment gains (losses), net	(5)	—	—	—
Subtotal	—	—	—	—
Other comprehensive income (loss)	(157)	(5)	(2)	—
Purchases	1,093	—	14	—
Sales	(379)	(1)	—	(2)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	168	—	—	—
Transfers out of Level 3 (1)	(115)	—	—	(6)
Balance, December 31, 2022	$2,103	$29	$32	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(154)	$(5)	$(2)	$—

Balance, January 1, 2021	$1,687	$39	$—	$20
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	5	—	—	—
Investment gains (losses), net	(16)	—	—	—
Subtotal	(11)	—	—	—
Other comprehensive income (loss)	34	(2)	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Purchases	937	—	20	6
Sales	(468)	(2)	—	(18)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	27	—	—	—
Transfers out of Level 3 (1)	(713)	—	—	—
Balance, December 31, 2021	$1,493	$35	$20	$8
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$28	$(2)	$—	$—

Balance, January 1, 2020	$1,246	$39	$—	$100
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—
Investment gains (losses), net	(16)	—	—	—
Subtotal	(12)	—	—	—
Other comprehensive income (loss)	(17)	2	—	—
Purchases	513	—	—	20
Sales	(224)	(2)	—	—
Transfers into Level 3 (1)	184	—	—	—
Transfers out of Level 3 (1)	(3)	—	—	(100)
Balance, December 31, 2020	$1,687	$39	$—	$20
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(18)	$2	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2022 and 2021, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Other Equity Investments (6)	Amounts Due from Reinsurers	GMIB Reinsurance Contract Asset	Separate Accounts Assets	GMxB Derivative Features Liability
	(in millions)
Balance, January 1, 2022	$13	$5,813	$2,068	$1	$(8,525)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(1)	—	—	—	—
Net derivative gains (losses) (1)	—	(1,706)	(726)	—	3,062
Total realized and unrealized gains (losses)	(1)	(1,706)	(726)	—	3,062
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	8	123	41	—	(456)
Sales (3)	—	(116)	(77)	—	146
Change of estimate	—	—	—	—	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, December 31, 2022	$17	$4,114	$1,306	$1	$(5,773)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (5)	$(1)	$(1,706)	$(726)	$—	$3,062
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (5)	$—	$—	$—	$—	$—

Balance, January 1, 2021	$15	$—	$2,859	$1	$(10,936)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	2	—	—	—	—
Net derivative gains (losses)	—	517	(777)	—	2,792
Total realized and unrealized gains (losses)	2	517	(777)	—	2,792
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	1	73	44	1	(458)
Sales (3)	(1)	(36)	(58)	—	77
Other	—	5,259	—	—	—
Activity related to consolidated VIEs/VOEs	(4)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—		(1)	—
Balance, December 31, 2021	$13	$5,813	$2,068	$1	$(8,525)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (5)	$2	$517	$(777)	$—	$2,792
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (5)	$—	$—	$—	$—	$—

Balance, January 1, 2020	$16	$—	$2,466	$—	$(8,316)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—	—
Net derivative gains (losses)	—	—	472	—	(2,238)
Total realized and unrealized gains (losses)	—	—	472	—	(2,238)
Other comprehensive income (loss)	—	—	—	—	—
Purchases (2)	3	—	45	1	(441)
Sales (3)	—	—	(79)	—	59
Change in estimate	—	—	(45)	—	—
Activity related to consolidated VIEs/VOEs	(4)	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, December 31, 2020	$15	$—	$2,859	$1	$(10,936)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (5)	$—	$—	$472	$—	$(2,238)
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (5)	$—	$—	$—	$—	$—
_______________

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
(1)For the years ended December 31, 2022, 2021 and 2020, the Company’s non-performance risk impact of $522 million, ($217) million and ($758) million for the GMxB Derivative Features Liability ($45) million, ($26) million and $14 million for the GMIB Reinsurance Contract Asset, and ($60) million, $19 million and $0 million for the Amounts due from Reinsurers, respectively, is recorded through Net derivative gains (losses).
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
(5)For instruments held as of December 31, 2022 and 2021, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(6)Other Equity Investments include other invested assets.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2022 and 2021, respectively.

Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$413	Matrix pricing model	Spread over Benchmark	20 bps - 797 bps	204 bps
	1,029	Market comparable companies	EBITDA multiples Discount Rate Cash flow Multiples Loan to Value	5.3x - 35.8x 9.0% - 45.7% 0.0x - 10.3x 0.0% - 40.4%	13.6x 11.9% 6.1x 12.0%
Other equity investments	4	Market comparable companies	Revenue multiple	0.5x - 10.8x	2.4x

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
GMIB reinsurance contract asset	1,306	Discounted cash flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.26% - 26.23% 0.06% - 10.93% 0.04% - 62.30% 69 bps - 133 bps 14% - 32% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	3.05% 0.99% 5.40% 70 bps 24% 3.09% (same for all ages) (same for all ages)
Amount Due from Reinsurers	4,114	Discounted Cash Flow	Lapse rates Withdrawal Rates GMIB Utilization Rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.26% - 26.23% 0.06% - 10.93% 0.04% - 62.30% 51 bps 14% - 32% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	2.01% 1.32% 7.95% 51 bps 24% 2.33% (same for all ages) (same for all ages)
Liabilities:
GMIB NLG	5,770	Discounted cash flow	Non-performance risk Lapse Withdrawal Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	147 bps 0.26% - 35.42% 0.06% - 10.93% 0.04% - 100.00% 0.01% - 0.18% 0.07% - 0.54% 0.42% - 41.42%	147 bps 4.26% 1.25% 5.95% 1.73% (same for all ages) (same for all ages)
GWBL/GMWB	70	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.35% - 26.23% 0.00% - 8.00% 100% once starting 14% - 32% 147 bps	3.05% 0.99% 24%
GIB	(65)	Discounted cash flow	Lapse rates Withdrawal Rates Utilization Rates Volatility rates - Equity Non-performance risk	0.35% - 26.23% 0.20% - 1.24% 0.04% - 100.00% 14% - 32% 147 bps	3.05% 0.99% 5.40% 24%
GMAB	(2)	Discounted cash flow	Lapse rates Volatility rates - Equity Non-performance risk	0.35% - 26.23% 14% - 32% 147 bps	3.05% 24%
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
Excluded from the tables above as of December 31, 2022 and 2021, respectively, are approximately $736 million and $430 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
•The fair value of private placement securities is determined by application of a matrix pricing model or a market comparable company value technique. The significant unobservable input to the matrix pricing model valuation technique is the spread over the industry-specific benchmark yield curve. Generally, an increase or

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities. The significant unobservable input to the market comparable company valuation technique is the discount rate. Generally, a significant increase (decrease) in the discount rate would result in significantly lower (higher) fair value measurements of these securities.
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of December 31, 2022 and 2021, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of December 31, 2022 and 2021, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
GMIB Reinsurance Contract Asset, Amounts Due from Reinsurers and GMxB Derivative Features
Significant unobservable inputs with respect to the fair value measurement of the Level 3 GMIB reinsurance contract asset and the Level 3 liabilities identified in the table above are developed using Company data.
The significant unobservable inputs used in the fair value measurement of the Company’s GMIB reinsurance contract asset are lapse rates, withdrawal rates, non-performance risk and GMIB utilization rates. Significant increases in GMIB utilization rates or decreases in lapse or withdrawal rates in isolation would tend to increase the GMIB reinsurance contract asset.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values as of December 31, 2022 and 2021 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements are presented in the table below:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2022:
Mortgage loans on real estate	$16,464	$—	$—	$14,675	$14,675
Policy loans	$3,563	$—	$—	$3,850	$3,850
Loans to affiliates	$1,900	$—	$1,755	$—	$1,755
Policyholders’ liabilities: Investment contracts	$1,801	$—	$—	$1,645	$1,645
FHLB funding agreements	$8,505	$—	$8,390	$—	$8,390
FABN funding agreements	$7,095	$—	$6,384	$—	$6,384
Separate Accounts liabilities	$10,236	$—	$—	$10,236	$10,236

December 31, 2021:
Mortgage loans on real estate	$14,016	$—	$—	$14,291	$14,291
Policy loans	$3,540	$—	$—	$4,512	$4,512
Loans to affiliates	$1,900	$—	$1,974	$—	$1,974
Policyholders’ liabilities: Investment contracts	$1,916	$—	$—	$1,980	$1,980
FHLB funding agreements	$6,647	$—	$6,679	$—	$6,679
FABN funding agreements	$6,689	$—	$6,626	$—	$6,626
Separate Accounts liabilities	$11,620	$—	$—	$11,620	$11,620

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

FHLB Funding Agreements
The fair values of the Company’s FHLB long term funding agreements’ fair values are determined based on indicative market rates published by FHLB, provided to AB and modeled for each note’s FMV. FHLB Short-term funding agreements’ fair values are reflective of notional/par value plus accrued interest.

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
Change in Liability for Variable Annuity Contracts with GMDB and GMIB Features and No NLG Feature
Years Ended December 31, 2022, 2021 and 2020

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	GMDB		GMIB
	Direct	Ceded	Direct	Ceded
	(in millions)
Balance, January 1, 2020	$4,775	$(99)	$4,671	$(2,466)
Paid guarantee benefits	(495)	15	(293)	79
Other changes in reserve	813	—	1,647	(472)
Balance, December 31, 2020	5,093	(84)	6,025	(2,859)
Paid guarantee benefits	(461)	113	(377)	58
Other changes in reserve	379	(90)	304	735
Impact of the Venerable transaction (1)	—	(2,176)	—	(2,141)
Balance, December 31, 2021	5,011	(2,237)	5,952	(4,207)
Paid guarantee benefits	(595)	249	(602)	76
Other changes in reserve	875	(355)	309	797
Balance, December 31, 2022	$5,291	$(2,343)	$5,659	$(3,334)
____________
(1)Includes the impact as of June 1, 2021 on the ceded reserves to Venerable. See Note 1 – Organization, for details on the Venerable Transaction.
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
Account Values and Net Amount at Risk
Account Values and NAR for direct variable annuity contracts in force with GMDB and GMIB features as of December 31, 2022 are presented in the following tables by guarantee type. For contracts with the GMDB feature, the NAR in the event of death is the amount by which the GMDB feature exceeds the related Account Values. For contracts with the GMIB feature, the NAR in the event of annuitization is the amount by which the present value of the GMIB benefits exceed the related Account Values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB features may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Direct Variable Annuity Contracts with GMDB and GMIB Features as of December 31, 2022

	Guarantee Type
	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(in millions, except age and interest rate)
Variable annuity contracts with GMDB features
Account Values invested in:
General Account	$16,847	$96	$45	$144	$17,132
Separate Accounts	47,047	7,309	2,452	25,212	82,020
Total Account Values	$63,894	$7,405	$2,497	$25,356	$99,152

NAR, gross	$688	$1,409	$1,843	$23,101	$27,041
NAR, net of amounts reinsured	$675	$1,277	$1,341	$12,470	$15,763

Average attained age of policyholders (in years)	51.6	69.9	76.1	71.8	55.3
Percentage of policyholders over age 70	12.1%	53.3%	74.7%	60.7%	21.1%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

Variable annuity contracts with GMIB features
Account Values invested in:
General Account	$—	$—	$14	$187	$201
Separate Accounts	—	—	20,322	26,530	46,852
Total Account Values	$—	$—	$20,336	$26,717	$47,053

NAR, gross	$—	$—	$489	$7,540	$8,029
NAR, net of amounts reinsured	$—	$—	$158	$3,071	$3,229

Average attained age of policyholders (in years)	N/A	N/A	65.9	71.4	69.3
Weighted average years remaining until annuitization	N/A	N/A	5.3	0.5	2.3
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2022		2021
Mutual Fund Type	GMDB	GMIB	GMDB	GMIB
	(in millions)
Equity	$39,722	$14,067	$52,744	$20,009
Fixed income	4,403	1,962	5,384	2,505
Balanced	36,785	30,573	48,152	40,228
Other	1,110	250	1,025	264
Total	$82,020	$46,852	$107,305	$63,006
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

	Direct Liability	Reinsurance Ceded	Net
	(in millions)
Balance, January 1, 2020	$894	$(808)	$86
Paid guarantee benefits	(40)	—	(40)
Other changes in reserves	162	(75)	87
Balance, December 31, 2020	1,016	(883)	133
Paid guarantee benefits	(84)	—	(84)
Other changes in reserves	158	(45)	113
Balance, December 31, 2021	1,090	(928)	162
Paid guarantee benefits	(79)	—	(79)
Other changes in reserves	144	(9)	135
Balance at December 31, 2022	$1,155	$(937)	$218

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
The Company’s operating leases may include options to extend or terminate the lease, which are not included in the determination of the RoU operating asset or lease liability unless they are reasonably certain to be exercised. The Company's operating leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases. The Company typically does not include its renewal options in its lease terms for calculating its RoU operating lease asset and lease liability as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options until close to the initial end date of the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Balance Sheet Classification of Operating Lease Assets and Liabilities

		December 31,
	Balance Sheet Line Item	2022	2021
		(in millions)
Assets
Operating lease assets	Other assets	$148	$215
Liabilities
Operating lease liabilities	Other liabilities	$190	$278

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The table below summarizes the components of lease costs for the years ended December 31, 2022, 2021 and 2020.
Lease Costs

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating lease cost	$77	$73	$77
Variable operating lease cost	12	10	11
Sublease income	(19)	(18)	(18)
Net lease cost	$70	$65	$70

Maturities of lease liabilities as of December 31, 2022 are as follows:
Maturities of Lease Liabilities

December 31, 2022
(in millions)
Operating Leases:
2023	$85
2024	36
2025	28
2026	23
2027	19
Thereafter	24
Total lease payments	215
Less: Interest	(25)
Present value of lease liabilities	$190

Equitable Financial signed a 15-year lease which is expected to commence in 2023 once certain conditions of the lease are met, relating to approximately 89,000 square feet of space in New York City. Additionally, during December 2021, Equitable Financial amended its Syracuse office lease. The amendment included extending for an additional 5-year period, commencing January 1, 2024, approximately 143,000 square feet of space in Syracuse, NY.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.
Weighted Averages - Remaining Operating Lease Term and Discount Rate

	December 31,
	2022	2021
Weighted-average remaining operating lease term	4 years	5 years
Weighted-average discount rate for operating leases	3.00%	2.90%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92	$94	$94
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$7	$26	$20

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

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Direct premiums	$764	$762	$764
Reinsurance assumed	180	181	195
Reinsurance ceded	(219)	(193)	(153)
Premiums	$725	$750	$806

Direct charges and fee income	$3,592	$3,962	$2,684
Reinsurance ceded	(651)	(571)	780
Policy charges and fee income	$2,941	$3,391	$3,464

Direct policyholders’ benefits	$3,868	$3,553	$5,233
Reinsurance assumed	210	243	218
Reinsurance ceded	(1,143)	(814)	(500)
Policyholders’ benefits	$2,935	$2,982	$4,951
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
On October 3, 2022, as part of the Global Atlantic Transaction, Equitable Financial ceded to First Allmerica Financial Life Insurance Company on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
As of December 31, 2022 and 2021, the Company had reinsured with non-affiliates in the aggregate approximately 41.7% and 47.6%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 59.8% and 59.8% of its current liability exposure, respectively, resulting from the GMIB feature. For additional information, see Note 8 of the Notes to these Consolidated Financial Statements.
In addition to the above, the Company cedes a portion of its group health, extended term insurance, and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.
Assumed Reinsurance
In addition to the sale of insurance products, the Company currently acts as a professional retrocessionaire by assuming risk from professional reinsurers. The Company assumes accident, life, health, aviation, special risk and space risks by participating in or reinsuring various reinsurance pools and arrangements.

The following table summarizes the ceded reinsurance GMIB reinsurance contracts, third-party recoverables, amount due to reinsurance and assumed reserves.

	December 31,
	2022	2021
	(in millions)
Ceded Reinsurance:
Estimated net fair values of ceded GMIB reinsurance contracts, considered derivatives (1)	$1,306	$2,068
Estimated net fair values of ceded GMIB NLG ceded reserves to Venerable (2)	4,114	$5,813
Third-party reinsurance recoverables related to insurance contracts	15,016	12,459
Top reinsurers:
Venerable Insurance and Annuity Company (A- KBRA (IFRS) rating)	8,966	10,335
First Allmerica-GAF	4,005
Ceded group health reserves	14	40
Third-party reinsurance payables related to insurance contracts	275	127
Top reinsurers:
First Allmerica-GAF	147	—
Assumed Reinsurance:
Reinsurance assumed reserves	662	758
______________
(1)The estimated fair values increased ($762) million, ($791) million and $393 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Cost Sharing and General Service Agreements
Equitable Financial has a general services agreement with Holdings whereby Equitable Financial will benefit from the services received by Holdings and its affiliates. The general services agreement with Holdings replaces existing cost-sharing and general service agreements with various affiliates. Equitable Financial continues to provide services to Holdings and various Affiliates under a separate existing general services agreement with Holdings. Costs allocated to the Company from Holdings totaled $75 million, $30 million and $41 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are allocated based on cost center tracking of expenses. The cost centers are approved annually and are updated based on business area needs throughout the year.
Investment Management and Service Fees and Expenses
EIMG, a subsidiary of Equitable Financial, provides investment management services to EQAT, EQ Premier VIP Trust, 1290 Funds and other trusts, all of which are considered related parties. Investment management and service

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenue received or accrued for:
Investment management and administrative services provided to EQAT, EQ Premier VIP Trust and 1290 Funds (1)	$708	$757	$724

On June 22, 2021, Holdings completed the formation of EIM, a wholly owned indirect subsidiary of Holdings. Effective August 1, 2021, following the formation of EIM, EIMG terminated, and EIM, entered into certain administrative agreements with separate accounts held by the Company. In addition, on October 1, 2021, the Company entered into an investment advisory and management agreement in which EIM became the investment manager for the Company’s general account portfolio. The Company recorded investment management fee expense from EIM of $92 million and $46 million for the years ended December 31, 2022 and 2021, respectively.
AB provides investment management and related services to various funds held by the Company. The Company recorded investment management fee expense from AB of $44 million, $102 million, and $109 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Distribution Revenue and Expenses with Affiliates
Equitable Distributors receives commissions and fee revenue from Equitable America for sales of its insurance products. The commissions and fees earned from Equitable America are based on the various selling agreements.

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenue received or accrued for:
Amounts received or accrued for commissions and fees earned for sale of Equitable America’s insurance products	$82	$38	$38

Equitable Financial pays commissions and fees to Equitable Distribution Holding Corporation and its subsidiaries (“Equitable Distribution”) for sales of insurance products. The commissions and fees paid to Equitable Distribution are based on various selling agreements.

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Expenses paid or accrued for:
Paid or accrued commission and fee expenses for sale of insurance products by Equitable Network	$718	$712	$625
_____________
(1) For years ended 2021 and 2020, amounts included fees received from Other AXA Trusts of $3 million and $4 million.
Insurance-Related Transactions with Affiliates
The reinsurance arrangements with EQ AZ Life Re provide important capital management benefits to Equitable Financial. As of December 31, 2022, the Company’s GMIB reinsurance contract asset with EQ AZ Life Re had carrying values of $77 million and is reported in GMIB contract reinsurance asset, at fair value in the Consolidated Balance Sheets. Ceded premiums and policy fee income in 2022, 2021 and 2020 totaled approximately $48 million, $48 million and $51 million, respectively. Ceded claims paid in 2022, 2021 and 2020 were $105 million, $93 million and $72 million, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Investments in Unconsolidated Equity Interests in Affiliates
AB VIEs
As of December 31, 2022 and 2021, respectively, the Company held approximately $331 million and $313 million of invested assets in the form of equity interests issued in non-corporate legal entities that were determined by the Company to be VIEs, as further described in Note 2 of the Notes to these Consolidated Financial Statements. These legal entities are related parties of Equitable Financial. The Company reflects these equity interests in the Consolidated Balance Sheets as other equity investments. The net assets of these unconsolidated VIEs are approximately $771 million and $968 million as of December 31, 2022 and 2021, respectively. The Company also has approximately $74 million and $126 million of unfunded commitments as of December 31, 2022 and 2021, respectively with these legal entities.

AXA VIEs
As of December 31, 2022 the Company held no invested assets in the form of equity interests issued in non-corporate legal entities that were determined by the Company to be VIEs. As of December 31, 2021, the Company held $278 million of invested assets in the form of equity interests issued in non-corporate legal entities that were determined by the Company to be VIEs, as further described in Note 2 of the Notes to these Consolidated Financial Statements. These legal entities are related parties of Equitable Financial. The Company reflects these equity interests in the Consolidated Balance Sheets as other equity investments. The net assets of these unconsolidated VIEs were $12.0 billion as of December 31, 2021. The Company also had approximately $157 million of unfunded commitments as of December 31, 2021 with these legal entities.
Loans Issued to Holdings
In June 2021, Equitable Life made a $1.0 billion 10-year term loan to Holdings. The loan has an interest rate of 3.23% and matures in June 2031. As of December 31, 2022 and 2021, the amount outstanding was $1.0 billion.
In November 2019, Equitable Financial made a $900 million loan to Holdings. The loan has an interest rate of one-month LIBOR plus 1.33%. The loan matures on November 24, 2024. As of December 31, 2022 and 2021, the amount outstanding was $900 million.
12)    EMPLOYEE BENEFIT PLANS
Equitable Financial sponsors the following employee benefit plans:
401(k) Plan
Equitable Financial sponsors the Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for a company contribution, a company matching contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $17 million, $29 million and $19 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Equitable Financial QP is not governed by a collective-bargaining agreement and is not under a financial improvement plan or a rehabilitation plan. For the years ended December 31, 2022, 2021 and 2020, (income)/expenses related to the plan were ($25) million, ($12) million and $9 million, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following table presents the funded status of the plan:

	December 31,
	2022	2021
	(in millions)
Equitable Retirement Plan
Total plan assets	$1,801	$2,395
Accumulated benefit obligation	$1,614	$2,045

Funded status	111.6%	117.1%
Other Benefit Plans
Equitable Financial also sponsors a non-qualified retirement plan, a medical and life retiree plan, a post-employment plan and deferred compensation plan. The expenses related to these plans were $22 million, $23 million and $32 million for the years ended December 31, 2022, 2021 and 2020, respectively.
13)    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for years ended December 31, 2022, 2021 and 2020 for share-based payment arrangements as further described herein are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Performance Shares	$25	$12	$13
Stock Options	1	—	5
Restricted Stock Unit Awards	35	27	18
Total Compensation Expenses	$61	$39	$36

Income Tax Benefit	$12	$8	$7
Since 2018, Holdings has granted equity awards under the Equitable Holdings, Inc. 2018 Omnibus Incentive Plan and the Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (together the “Omnibus Plans”) which were adopted by Holdings on April 25, 2018 and February 28, 2019 respectively. Awards under the Omnibus Plans are linked to Holdings’ common stock. As of December 31, 2022, the common stock reserved and available for issuance under the Omnibus Plans was 22 million shares. Holdings may issue new shares or use common stock held in treasury for awards linked to Holdings’ common stock.
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
For awards with graded vesting schedules and service-only vesting conditions, including Holdings RSUs and other forms of share-based payment awards, Holdings applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2022, 2021 and 2020 grants were considered immaterial in the recognition of compensation cost.
Annual Awards
Each year, the Compensation Committee of the Holdings’ Board of Directors approves an equity-based award program with awards under the program granted at its regularly scheduled meeting in February. Annual awards under Holdings’ equity programs for 2022, 2021 and 2020 consisted of a mix of equity vehicles including Holdings RSUs, Holdings stock options and Holdings performance shares. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs and performance shares will accrue dividend equivalents in the form of additional Holdings RSUs or performance shares to be settled or forfeited consistent with the terms of the related award.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Summary of Stock Option Activity
A summary of activity in the AXA and Holdings option plans during 2022 as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Options Outstanding
	EQH Shares		AXA Ordinary Shares
	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price
Options Outstanding at January 1, 2022	1,664	$21.66	729	€22.44
Options granted	—	15.69	—	—
Options exercised	(54)	19.34	(148)	20.40
Options forfeited, net	(20)	22.57	(22)	23.92
Options expired	—	—	—	—
Options Outstanding at December 31, 2022	1,590	$21.72	559	€22.92
Aggregate intrinsic value (1)		$4,862		€—
Weighted average remaining contractual term (in years)	6.54		4.00
Options Exercisable at December 31, 2022	1,247	$21.42	529	€23.00
Aggregate intrinsic value (1)		$4,183		€—
Weighted average remaining contractual term (in years)	6.40		3.91
____________
(1)Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2022 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher than market prices, intrinsic value is shown as zero.
A summary of stock option grant assumptions activity in Holdings option plans during years ended December 31, 2022, 2021, and 2020 follows:

	EQH Shares (1)
	2022 (2)	2021 (2)	2020
Dividend yield	—%	—%	2.59%
Expected volatility	—%	—%	26.00%
Risk-free interest rates	—%	—%	1.19%
Expected life in years	0.0	0.0	6.0
Weighted average fair value per option at grant date	$—	$—	$4.37
____________
(1)The expected volatility is based on historical selected peer data, the weighted average expected term is determined by using the simplified method due to lack of sufficient historical data, the expected dividend yield based on Holdings’ expected annualized dividend, and the risk-free interest rate is based on the U.S. Treasury bond yield for the appropriate expected term.
(2) No stock options granted during the years ended December 31, 2022 and 2021.
As of December 31, 2022, approximately $31 thousand of unrecognized compensation cost related to AXA unvested stock option awards is expected to be recognized by the Equitable Financial over a weighted-average period of 0.2 years. Approximately $92 thousand of unrecognized compensation cost related to Holdings unvested stock option awards is expected to be recognized by the Equitable Financial over a weighted average period of 0.15 years.
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
As of December 31, 2022, approximately 1.9 million Holdings RSUs awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $25 million and is expected to be recognized over a weighted-average period of 1.6 years.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following table summarizes Holdings restricted share units activity for 2022.

	Shares of Holdings Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2022	2,391,091	$21.15
Granted	997,973	33.28
Forfeited	(145,072)	28.79
Vested	(1,299,023)	23.71
Unvested as of December 31, 2022	1,944,969	$29.78
Summary of Performance Award Activity
As of December 31, 2022, approximately 1.1 million Holdings remain unvested. Unrecognized compensation cost related to these awards totaled approximately $8 million and is expected to be recognized over a weighted-average period of 1.5 years.
The following table summarizes Holdings and AXA performance awards activity for 2022.

	Shares of Holdings Performance Awards	Weighted-Average Grant Date Fair Value	Shares of AXA Performance Awards	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2022	993,320	$28.87	52,844	$21.28
Granted	568,749	33.01	—	—
Forfeited	(87,498)	28.41	—	—
Vested	(403,201)	23.89	(52,844)	21.28
Unvested as of December 31, 2022	1,071,369	$32.98	—	$—
14)    INCOME TAXES
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$32	$11	$(112)
Deferred (expense) benefit	(311)	463	739
Total	$(279)	$474	$627
The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21%. The sources of the difference and their tax effects are as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Expected income tax (expense) benefit	$(308)	$393	$291
Non-taxable investment income	50	79	91
Tax audit interest	(13)	(14)	(8)
Tax settlements/uncertain tax position release	—	—	231
Tax credits	17	28	21
Deferred tax adjustment	(21)	—	—
Other	(4)	(12)	1
Income tax (expense) benefit	$(279)	$474	$627
During the fourth quarter of 2020, the Company agreed to the Internal Revenue Service’s Revenue Agent’s Report for its consolidated 2010 through 2013 Federal corporate income tax returns. The impact on the Company’s financial statements and unrecognized tax benefits was a tax benefit of $231 million.
The components of the net deferred income taxes are as follows:

	December 31,
	2022		2021
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$62	$—	$46	$—
Net operating loss and credits	505	—	732	—
Reserves and reinsurance	1,307	—	2,072	—
DAC	—	1,008	—	685
Unrealized investment gains (losses)	1,910	—	—	892
Investments	451	—	—	18
Other	108	—	31	—
Valuation allowance	(1,489)	—	—	—
Total	$2,854	$1,008	$2,881	$1,595
During the fourth quarter of 2022, the Company established a valuation allowance of $1.5 billion against its deferred tax assets related to unrealized capital losses in the available for sale securities portfolio. When assessing recoverability, the Company considers its ability and intent to hold the underlying securities to recovery. The recent increase in interest rates caused the portfolio to swing to an unrealized loss position. Due to the potential need for liquidity in a macro stress environment, the Company does not currently have the intent to hold the underlying securities to recovery. Based on all available evidence, as of December 31, 2022, the Company concluded that a valuation allowance should be established on the deferred tax assets related to unrealized tax capital losses, net of realized capital gains, that are not more-likely-than-not to be realized.
The Company has Federal net operating loss carryforwards of $2.3 billion and $3.4 billion for the years ending December 31, 2022 and December 31, 2021, respectively which do not expire.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance at January 1,	$295	$281	$297
Additions for tax positions of prior years	—	17	229
Reductions for tax positions of prior years	—	(3)	(250)
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	5
Balance at December 31,	$295	$295	$281

Unrecognized tax benefits that, if recognized, would impact the effective rate	$43	$43	$47
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits as of December 31, 2022 and 2021 were $61 million and $47 million, respectively. For 2022, 2021 and 2020, respectively, there were $13 million, $14 million and ($21) million in interest expense (benefit) related to unrecognized tax benefits.
It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2022, tax years 2014 and subsequent remain subject to examination by the IRS.
15)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of December 31, 2022 and 2021 follow:

	December 31,
	2022	2021
	(in millions)
Unrealized gains (losses) on investments	$(8,008)	$2,362
Defined benefit pension plans	(4)	(5)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$(8,012)	$2,357

The components of OCI, net of taxes for the years ended December 31, 2022, 2021 and 2020, follow:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period (1)	$(12,915)	$(2,293)	$4,698
(Gains) losses reclassified into net income (loss) during the period (2)	699	(686)	(633)
Net unrealized gains (losses) on investments	(12,216)	(2,979)	4,065
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	1,847	741	(1,066)
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of ($871), ($595) and $798)	(10,369)	(2,238)	2,999
Other comprehensive income (loss), attributable to Equitable Financial	$(10,369)	$(2,238)	$2,999
____________
(1)For 2022, unrealized gains (losses) arising during the period is presented net of a valuation allowance of $1.5 billion established during the fourth quarter of 2022. The Company established the valuation allowance against its deferred tax assets related to unrealized capital

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
losses in the available for sale securities portfolio. See Note 14 of the Notes to these Consolidated Financial Statements for details on the valuation allowance.
(2)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of ($186) million, $182 million and ($168) million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2022, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint alleges the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs seek: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies opted out of the Brach class action. Most opt-out policies are not yet the subject of litigation. Others filed suit previously, including three federal actions that have been coordinated with the Brach action and contain similar allegations along with additional allegations for violations of state consumer protection statutes and common law fraud. In March 2022, the federal district court issued a summary judgment decision, denying in significant part but granting in part Equitable Financial’s motion and denying the motion filed by plaintiffs in the coordinated actions. In July 2022, the federal district court granted Equitable Financial’s motion to reconsider its summary judgment decision in part and granted summary judgment as to a portion of the Section 4226 class. The federal district court also agreed to consider whether it should decertify the Section 4226 class. In January 2023, the federal district court declined to decertify the class and instead modified it to replace certain class members. Beginning October 30, 2023, the federal district court will hold one consolidated trial for the Brach action and the three coordinated actions. Equitable Financial has commenced settlement discussions with the Brach class action plaintiffs and plaintiffs in the coordinated actions. No assurances can be given about the outcome of those settlement discussions. Equitable Financial has settled actual and threatened litigations challenging the COI increase by individual policyowners and one entity that invested in numerous policies purchased in the life settlement market. Two actions are also pending against Equitable Financial in New York state court. In July 2022, the trial court in one of the New York state court actions, Hobish v. AXA Equitable Life Insurance Company, granted in significant part Equitable Financial’s motion for summary judgment and denied plaintiff’s cross motion. That plaintiff filed a notice of appeal and Equitable filed a notice of cross-appeal. Equitable Financial is vigorously defending each of these matters.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $394 million and pledged collateral with a carrying value of $11.8 billion as of December 31, 2022.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Derivative and offsetting assets and liabilities” included in Note 4 of the Notes to these Consolidated Financial Statements. The table below summarizes the Company’s activity of funding agreements with the FHLB.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Change in FHLB Funding Agreements during the Year Ended December 31, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at December 31, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$5,353	$54,316	$(53,790)	$251	$—	$6,130
Long-term funding agreements:
Due in years two through five	1,290	640	—	(251)	—	1,679
Due in more than five years	—	692	—	—	—	692
Total long-term funding agreements	1,290	1,332	—	(251)	—	2,371
Total funding agreements (1)	$6,643	$55,648	$(53,790)	$—	$—	$8,501
____________
(1)The $4 million and $4 million difference between the funding agreements carrying value shown in fair value table for December 31, 2022 and 2021, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program (“FABN”)
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of December 31, 2022, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s issuances of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Year Ended December 31, 2022

	Outstanding Balance at December 31, 2021	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at December 31, 2022
	(in millions)
Short-term funding agreements:
Due in one year or less	$—	$—	$—	$1,500	$—	$—	$1,500
Long-term funding agreements:
Due in years two through five	4,600	400	—	(1,500)	500	—	4,000
Due in more than five years	2,119	—	—	—	(500)	(34)	1,585
Total long-term funding agreements	6,719	400	—	(1,500)	—	(34)	5,585
Total funding agreements (1)	$6,719	$400	$—	$—	$—	$(34)	$7,085
_____________
(1)The $66 million and $70 million difference between the funding agreements notional value shown and carrying value table as of December 31, 2022 and 2021, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of December 31, 2022, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of December 31, 2022. The Company had $703 million of commitments under existing mortgage loan agreements as of December 31, 2022.
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
17)    INSURANCE STATUTORY FINANCIAL INFORMATION
For 2022, 2021 and 2020, respectively, Equitable Financial’s statutory net income (loss) totaled $134 million, ($865) million and $413 million. Statutory surplus, Capital stock and AVR totaled $6.6 billion and $6.5 billion as of December 31, 2022 and 2021, respectively. As of December 31, 2022, Equitable Financial, in accordance with various government and state regulations, had $5 million of securities on deposit with such government or state agencies.
In 2022 and 2020, Equitable Financial paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $930 million and $2.1 billion, respectively. Equitable Financial did not pay ordinary dividends during 2021 due to operating losses.
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
Applying the formulas above, Equitable Financial could pay an Ordinary Dividend of up to approximately $1.7 billion in 2023.
Intercompany Reinsurance
The company receives statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re holds assets in an irrevocable trust (the “EQ AZ Life Re Trust”). As of December 31, 2022, EQ AZ Life Re holds $1.7 billion of assets in the EQ AZ Life Re Trust and letters of credit of $2.1 billion that are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the EQ AZ Life Re Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact EQ AZ Life Re’s liquidity.
Prescribed and Permitted Accounting Practices

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
As of December 31, 2022, the following three prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was an increase of approximately $86 million in statutory special surplus funds, a decrease of $1.3 billion in statutory net income for the year ended December 31, 2022 and an increase of $1.4 billion for the year ended December 31, 2021, which will be amortized over five years for each of the retrospective and prospective components. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $1.9 billion in statutory surplus as of December 31, 2022 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of December 31, 2022, given the prevailing market conditions and business mix, there are no Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”). Finally, the continued application of Reg 213 resulted in a corresponding decrease of $0.7 billion in statutory net income for the year ended December 31, 2022, which was largely offset by net income gains on our hedging program during the same period as noted.
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our Equi-Vest product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $2.2 billion in statutory surplus and an increase in statutory net income for the year ended December 31, 2022 of $2.3 billion.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
18)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance, beginning of period	$28	$41	$39
Net earnings (loss) attributable to redeemable noncontrolling interests	(3)	—	1
Purchase/change of redeemable noncontrolling interests	(4)	(13)	1
Balance, end of period	$21	$28	$41

19)    REVENUES FROM EXTERNAL CUSTOMERS
Revenue from external customers, by product, is shown in the table that follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Individual Variable Annuity Products
Premiums	$123	$126	$165
Fees (1)	1,792	2,364	2,555
Others	87	72	8
Total	$2,002	$2,562	$2,728

Employer- Sponsored
Premiums	$—	$—	$—
Fees	506	611	500
Others	25	5	4
Total	$531	$616	$504

Life Insurance Products
Premiums	$545	$566	$587
Fees	1,375	1,417	1,421
Others	10	7	23
Total	$1,930	$1,990	$2,031

Employee Benefit Products
Premiums	$46	$40	$36
Fees	—	—	—
Others	8	—	15
Total	$54	$40	$51

Other
Premiums	$11	$18	$18
Fees	12	16	13
Others	1	10	7
Total	$24	$44	$38
______________
(1) Excludes the amortization/capitalization of unearned revenue liability of ($38) million, ($13) million and ($14) million for the years ended December 31, 2022, 2021 and 2020, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2022

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$7,049	$5,738	$5,738
State, municipalities and political subdivisions	540	471	471
Foreign governments	985	836	836
Public utilities	6,283	5,303	5,303
All other corporate bonds	39,770	34,160	34,160
Residential mortgage-backed	860	777	777
Asset-backed	8,817	8,449	8,449
Commercial mortgage-backed	3,742	3,170	3,170
Redeemable preferred stocks	41	43	43
Total fixed maturities, AFS	68,087	58,947	58,947
Mortgage loans on real estate (2)	16,593	14,675	16,464
Policy loans	3,563	3,850	3,563
Other equity investments	2,860	2,942	2,942
Trading securities	279	283	283
Other invested assets	2,835	2,835	2,835
Total Investments	$94,217	$83,532	$85,034
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

SCHEDULE IV
REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2022
Life insurance in-force	$379,949	$156,088	$31,337	$255,197	12.3%

Premiums:
Life insurance and annuities	$712	$200	$172	$684	25.1%
Accident and health	52	19	8	41	19.5%
Total premiums	$764	$219	$180	$725	24.8%

2021
Life insurance in-force	$388,520	$164,782	$31,971	$255,710	12.5%

Premiums:
Life insurance and annuities	$709	$170	$173	$712	24.3%
Accident and health	53	23	8	38	21.1%
Total premiums	$762	$193	$181	$750	24.1%

2020
Life insurance in-force	$389,576	$72,110	$32,289	$349,755	9.2%

Premiums:
Life insurance and annuities	$712	$127	$186	$771	24.1%
Accident and health	52	26	9	35	24.8%
Total premiums	$764	$153	$195	$806	24.1%
______________
(1)Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has not been audited by an independent public accounting firm as it is not required by the Securities and Exchange Act of 1934.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2022, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

	Year Ended December 31,
	2022	2021
	(in millions)
Principal Accounting Fees and Services:
Audit fees	$3	$4
Audit-related fees	5	3
Tax fees	—	—
All other fees	—	—
Total	$8	$7

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
All services provided by PwC in 2022 were pre-approved in accordance with the procedures described above.

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

Assets under administration ("AUA")
Includes non-insurance client assets that are invested in our savings and investment products or serviced by our Equitable Advisors platform. We provide administrative services for these assets and generally record the revenues received as distribution fees.

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

General Account Investment Portfolio	The invested assets held in the General Account.

General Account (“GA”)	The assets held in the general accounts of our insurance companies as well as assets held in our separate accounts on which we bear the investment risk.

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

Guaranteed income benefit (“GIB”)	An optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero.

Guaranteed minimum accumulation benefits (“GMAB”)	An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum living benefits (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).

Guaranteed minimum withdrawal benefits (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the annuitant could be greater than the underlying AV.

Guaranteed Universal Life (“GUL”)	A universal life insurance offering with a lifetime no lapse guarantee rider, otherwise known as a guaranteed UL policy. With a GUL policy, the premiums are guaranteed to last the life of the policy.

Guaranteed withdrawal benefit for life (“GWBL”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.

High net worth	Refers to individuals with $1,000,000 or more of investable assets.

Index-linked annuities	An annuity that provides for asset accumulation and asset distribution needs with an ability to share in the upside from certain financial markets such as equity indices, or an interest rate benchmark. With an index-linked annuity, the policyholder’s AV can grow or decline due to various external financial market indices performance.

Indexed Universal Life (“IUL”)	A permanent life insurance offering built on a universal life insurance framework that uses an equity-linked approach for generating policy investment returns.

Living benefits	Optional benefits (available at an additional cost) that guarantee that the policyholder will get back at least his original investment when the money is withdrawn.

Mortality and expense risk fee (“M&E fee”)	A fee charged by insurance companies to compensate for the risk they take by issuing life insurance and variable annuity contracts.

Net flows	Net change in customer account balances in a period including, but not limited to, gross premiums, surrenders, withdrawals and benefits. It excludes investment performance, interest credited to customer accounts and policy charges.

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
•“ASX” means Australian Securities Exchange
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
•“CDS” means credit default swaps
•“CEA” means Commodity Exchange Act
•“CECL” means current expected credit losses
•“CFTC” means U.S. Commodity Futures Trading Commission
•“CLO” means collateralized loan obligation
•“COI” means cost of insurance

•“COLI” means corporate owned life insurance
•“COVID-19” means coronavirus disease of 2019
•“CS Life RE” means CS Life RE Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“CSA” means credit support annex
•“CSLRC” means Corporate Solutions Life Reinsurance Company
•“DCO” means designated clearing organization
•“DI” means disability income
•“Dodd-Frank Act” means Dodd-Frank Wall Street Reform and Consumer Protection Act
•“DOL” means U.S. Department of Labor
•“DSC” means debt service coverage
•“EBITDA” means earnings before interest, taxes, depreciation and amortization
•“EDP” means electronic data processing
•“EAFE” means European, Australasia, and Far East
•“EFS” means Equitable Financial Services, LLC, a Delaware corporation and a wholly-owned direct subsidiary of Holdings.
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
•“EQ AZ Life Re” means EQ AZ Life Re Company, an Arizona corporation and a wholly-owned indirect subsidiary of Holdings.
•“ERISA” means Employee Retirement Income Security Act of 1974
•“ESG” means environmental, social and governance
•“ETF” means exchange traded funds
•“Exchange Act” means Securities Exchange Act of 1934, as amended
•“FABN” means Funding Agreement Backed Notes Program
•“FASB” means Financial Accounting Standards Board
•“FDIC” means Federal Deposit Insurance Corporation
•“FTSE” means Financial Times Stock Exchange
•“FHLB” means Federal Home Loan Bank
•“FINRA” means Financial Industry Regulatory Authority, Inc.
•“FIO” means Federal Insurance Office
•“FSOC” means Financial Stability Oversight Council
•“GAIA” means general account investment portfolio
•“GIO” means guaranteed interest option
•“Holdings” means Equitable Holdings, Inc.
•“IFRS” means International Financial Reporting Standards
•“Investment Advisers Act” means Investment Advisers Act of 1940, as amended
•“IRS” means Internal Revenue Service
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement
•“IT” means information technology
•“IUS” means Investments Under Surveillance
•“K-12 education market” means individuals in the kindergarten, primary and secondary education market

•“KBRA” means Kroll Bond Rating Agency
•“LDTI” means long duration targeted improvements
•“LGD” means loss given default
•“LIBOR” means London Interbank Offered Rate
•“LTV” means loan-to-value
•“Manual” means Accounting Practices and Procedures Manual as established by the NAIC
•“MD&A” means Management’s Discussion and Analysis of Financial Condition and Results of Operations
•“MRBs” means market risk benefits
•“MSCI” means Morgan Stanley Capital International
•“MSO” means Market Stabilizer Option
•“NAIC” means National Association of Insurance Commissioners
•“NAR” means net amount at risk
•“NAV” means net asset value
•“NFA” means National Futures Association
•“NLG” means no-lapse guarantee
•“NMS” means National Market System
•“NRSRO” means Nationally Recognized Statistical Ratings Organization
•“NYDFS” means New York State Department of Financial Services
•“NYS” means New York State
•“OCI” means other comprehensive income
•“OTC” means over-the-counter
•“OTTI” means other than temporary impairment
•“PD” means probability of default
•“PFBL” means profits followed by losses
•“RBG” means the Retirement Benefits Group, a specialized division of Equitable Advisors
•“REIT” means real estate investment trusts
•“ROE” means return on equity
•“RoU” means right of use
•“RSUs” means restricted stock units
•“RTM” means reversion to the mean
•“SAP” means statutory accounting principles
•“SCB LLC” means Sanford C. Bernstein & Co., LLC, a registered investment adviser and broker-dealer.
•“SCS” means Structured Capital Strategies
•“SEC” means U.S. Securities and Exchange Commission
•“SECURE” means Setting Every Community Up for Retirement Enhancement
•“SIO” means structured investment option
•“SPE” means special purpose entity
•“SSAP” means Statements of Standard Accounting Practice
•“TDRs” means troubled debt restructurings
•“TIPS” means treasury inflation-protected securities
•“Topix” means Tokyo Stock Price Index
•“U.S.” means United States
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“USD” means United States Dollar
•“VIAC” means Venerable Insurance and Annuity Company
•“VIE” means variable interest entity
•“VISL” means variable interest-sensitive life
•“VOE” means voting interest entity

INDEX TO EXHIBITS

Number		Description
3.1		Restated Charter of Equitable Financial Life Insurance Company, effective as of June 15, 2020 (Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference).
3.2		By-laws of Equitable Financial Life Insurance Company, as amended September 23, 2020 (Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference).
10.1		Coinsurance and modified coinsurance agreement, dated as of June 1, 2021, between Equitable Financial Life Insurance Company and Corporate Solutions Life Reinsurance Company (redacted) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Equitable Financial Life Insurance Company on June 1, 2021.
10.2		Master Transaction Agreement, dated as of August 16, 2022 among Equitable Financial Life Insurance Company and First Allmerica Financial Life Insurance Company (redacted) (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2022).
10.3		Coinsurance and Modified Coinsurance Agreement, dated as of October 3, 2022, between Equitable Financial Life Insurance Company and First Allmerica Financial Life Insurance Company (redacted) (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ending September 30, 2022).
23.1	#	Consent of PricewaterhouseCoopers LLP
31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
______________
#    Filed herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Financial Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2023.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on February 21, 2023.

Signature	Title

/s/ Mark Pearson	Chief Executive Officer and Director (Principal Executive Officer)
Mark Pearson

/s/ Robin M. Raju	Chief Financial Officer (Principal Financial Officer)
Robin M. Raju

/s/ William Eckert	Chief Accounting Officer (Principal Accounting Officer)
William Eckert

/s/ Francis Hondal	Director
Francis Hondal

/s/ Arlene Isaacs-Lowe	Director
Arlene Isaacs-Lowe

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Joan M. Lamm-Tennant	Chair of the Board
Joan M. Lamm-Tennant

/s/ Craig MacKay	Director
Craig MacKay

/s/ Kristi A. Matus	Director
Kristi A. Matus

/s/ Bertram L. Scott	Director
Bertram L. Scott

/s/ George H. Stansfield	Director
George H. Stansfield

/s/ Charles G. T. Stonehill	Director
Charles G. T. Stonehill