Form 10-Q
period 2023-03-31
Equitable Financial Life Insurance Co
filed 2023-05-09
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, 2,000,000 shares of the registrant’s Common Stock , $1.25 par value were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of plateauing or decreasing economic growth and geopolitical conflicts and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, indebtedness, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, and changes in accounting standards, and catastrophic events, such as the outbreak of pandemic diseases including COVID-19 ; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; (vii) recruitment and retention of key employees at Equitable Financial and experienced and productive financial professionals; (viii) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (ix) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (x) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Equitable Financial’s Annual Report on Form 10-K for the year ended December 31, 2022, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
March 31, 2023 and December 31, 2022 (Unaudited)

	March 31, 2023	December 31, 2022
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $67,353 and $68,087) (allowance for credit losses of $18 and $24)	$59,726	$58,947
Mortgage loans on real estate (net of allowance for credit losses of $139 and $129)	16,952	16,464
Policy loans	3,556	3,563
Other equity investments (1)	2,982	2,942
Trading securities, at fair value	292	283
Other invested assets	3,121	2,835
Total investments	86,629	85,034
Cash and cash equivalents	1,756	797
Deferred policy acquisition costs	4,817	4,814
Amounts due from reinsurers (allowance for credit losses of $0 and $10) (3)	7,136	7,131
Loans to affiliates	1,900	1,900
Current and deferred income taxes	1,857	1,376
Purchased market risk benefits	10,743	10,490
Other assets	3,491	3,917
Assets for market risk benefits	612	478
Separate Accounts assets	115,885	111,479
Total Assets	$234,826	$227,416

LIABILITIES
Policyholders’ account balances	$81,497	$79,742
Liability for market risk benefits	15,047	15,751
Future policy benefits and other policyholders' liabilities	16,033	15,935
Broker-dealer related payables	321	95
Amounts due to reinsurers	184	282
Other liabilities	4,612	5,185
Separate Accounts liabilities	115,885	111,479
Total Liabilities	$233,579	$228,469
Redeemable noncontrolling interest (2)	$19	$21
Commitments and contingent liabilities (4)

EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	8,524	8,536
Accumulated deficit	(1,776)	(1,757)
Accumulated other comprehensive income (loss)	(5,522)	(7,855)
Total equity attributable to Equitable Financial	1,228	(1,074)
Noncontrolling interest	—	—
Total Equity	1,228	(1,074)
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$234,826	$227,416
______________
(1)See Note 2 of the Notes to these Consolidated Financial Statements for details of balances with VIEs.
(2)See Note 14 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
(3)Represents the fair value of the ceded reserves to Venerable. See Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for details of the Venerable Transaction and Note 7 of the Notes to these Consolidated Financial Statements.
(4)See Note 15 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$524	$591
Premiums	197	189
Net derivative gains (losses)	(841)	144
Net investment income (loss)	858	755
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(64)	10
Other investment gains (losses), net	(14)	(332)
Total investment gains (losses), net	(78)	(322)
Investment management and service fees	165	193
Other income	94	77
Total revenues	919	1,627

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	618	713
Remeasurement of liability for future policy benefits	13	14
Change in market risk benefits and purchased market risk benefits	24	(401)
Interest credited to policyholders’ account balances	435	288
Compensation and benefits	55	45
Commissions	194	171
Interest expense	3	—
Amortization of deferred policy acquisition costs	122	115
Other operating costs and expenses	175	266
Total benefits and other deductions	1,639	1,211
Income (loss) from continuing operations, before income taxes	(720)	416
Income tax (expense) benefit	701	(67)
Net income (loss)	(19)	349
Less: Net income (loss) attributable to the noncontrolling interest	—	(1)
Net income (loss) attributable to Equitable Financial	$(19)	$350

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(19)	$349

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	1,509	(3,733)
Changes in market risk benefits - instrument-specific credit risk	933	1,512
Changes in liability for future policy benefits - current discount rate	(109)	257
Other comprehensive income (loss), net of income taxes	2,333	(1,964)
Comprehensive income (loss)	2,314	(1,615)
Less: Comprehensive income (loss) attributable to the noncontrolling interest (1)	—	(1)
Comprehensive income (loss) attributable to Equitable Financial	$2,314	$(1,614)
_____________
(1)See Note 13 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
January 1, 2023	$2	$8,536	$(1,757)	$(7,855)	$(1,074)
Net income (loss)	—	—	(19)	—	(19)
Other comprehensive income (loss)	—	—	—	2,333	2,333
Other	—	(12)	—	—	(12)
March 31, 2023	$2	$8,524	$(1,776)	$(5,522)	$1,228

January 1, 2022	$2	$8,546	$(2,381)	$1,316	$7,483
Net income (loss)	—	—	350	—	350
Other comprehensive income (loss)	—	—	—	(1,964)	(1,964)
Other	—	(14)	—	—	(14)
March 31, 2022	$2	$8,532	$(2,031)	$(648)	$5,855

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(19)	$349
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	435	288
Policy charges and fee income	(524)	(591)
Net derivative (gains) losses	841	(144)
Credit and intent to sell losses on available for sale debt securities and loans	64	(10)
Investment (gains) losses, net	14	332
Realized and unrealized (gains) losses on trading securities	(12)	16
Non-cash long-term incentive compensation expense	9	13
Amortization and depreciation	136	88
Equity (income) loss from limited partnerships	(15)	(93)
Remeasurement of liability for future policy benefits	13	(401)
Change in Market Risk Benefits	24	14
Changes in:
Reinsurance recoverable (1)	(370)	(353)
Capitalization of deferred policy acquisition costs	(124)	(182)
Future policy benefits	(115)	67
Current and deferred income taxes (1)	(700)	64
Other, net	55	(270)
Net cash provided by (used in) operating activities	$(288)	$(813)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$1,270	$8,478
Mortgage loans on real estate	81	280
Trading account securities	55	36
Short-term investments	179	—
Other	188	89
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(821)	(8,109)
Mortgage loans on real estate	(580)	(688)
Trading account securities	(59)	(55)
Other	(232)	(181)
Cash settlements related to derivative instruments, net	(103)	302
Investment in capitalized software, leasehold improvements and EDP equipment	(5)	7
Other, net	44	56

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net cash provided by (used in) investing activities	$17	$215
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$3,167	$3,041
Withdrawals	(2,643)	(2,232)
Transfers (to) from Separate Accounts	315	500
Payments of MRB benefits	(172)	(122)
Change in collateralized pledged assets	(7)	(39)
Change in collateralized pledged liabilities	569	548
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	1	2
Other, net	—	(25)
Net cash provided by (used in) financing activities	$1,230	$1,673

Change in cash and cash equivalents	959	1,075
Cash and cash equivalents, beginning of year	797	1,815
Cash and cash equivalents, end of year	$1,756	$2,890
_____________
(1)    For the period ended March 31, 2023 includes a release of $586 million deferred tax valuation allowance. Refer to Note 11 of these Consolidated Financial Statements.

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

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
Global Atlantic Reinsurance Transaction
On October 3, 2022, Equitable Financial completed the transactions (the “Global Atlantic Transaction”) contemplated by the previously announced Master Transaction Agreement, dated August 16, 2022, by and between Equitable Financial and First Allmerica Financial Life Insurance Company, a Massachusetts-domiciled insurance company (the “Reinsurer”), and a wholly owned subsidiary of Global Atlantic Financial Group.
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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain prior period amounts were adjusted to reflect the adoption of ASU 2018-12: Financial Services - Insurance (Topic 944).
The accompanying unaudited consolidated financial statements present the consolidated results of operations, financial condition and cash flows of the Company and its subsidiaries and those investment companies, partnerships and joint

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
ventures in which the Company has control and a majority economic interest as well as those variable interest entities (“VIEs”) that meet the requirements for consolidation.
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “first quarter 2023” and “first quarter 2022” refer to the three months ended March 31, 2023 and 2022, respectively. The terms “first three months of 2023” and “first three months of 2022” refer to the three months ended March 31, 2023 and 2022, respectively.
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
On January 1, 2023, the Company adopted the new accounting standard ASU 2018-12 using the modified retrospective approach, except for MRBs which will use the full retrospective approach.

Refer to “Transition impact of ASU 2018-12, Financial Services- Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts” section within this note for further details.
Transition impact of ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The Company has not retrospectively adjusted its consolidated financial statements for the year ended December 31, 2020 to reflect the adoption of ASU 2018-12, consistent with the Division of Corporation Finance’s Financial Reporting Manual Section 11410.1.
The Company adopted ASU 2018-12 for liability for future policy benefits (“LFPB”), additional insurance liabilities, DAC and balances amortized on a basis consistent with DAC on a modified retrospective basis. ASU 2018-12 was adopted for MRBs on a full retrospective basis.

For the liability for future policy benefits, there is limited unfavorable retained earnings impact due to net premiums exceeding gross premiums. There is unfavorable accumulated other comprehensive income (“AOCI”) impact due to using the current single-A rate which is lower than the locked in discount rate.

For market risk benefits, the transition adjustment to AOCI related to the effect of the changes in the instrument-specific credit risk of market risk benefits between the contract issue and transition date. The remaining transition

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
difference was related to recording market risk benefits at fair value. This change was recorded as an adjustment to retained earnings as of the transition date.
For DAC and balances amortized on a basis consistent with DAC including sales inducement assets and unearned revenue liabilities, there is no retained earnings impact due to application of the modified transition approach. There is a favorable AOCI impact due to the removal of DAC balances recorded in AOCI, offsetting the unfavorable AOCI impact resulting from LFPB.

The following table presents the effect of transition adjustment to total equity resulting from the adoption of ASU 2018-12 as of January 1, 2021:

	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in millions)
Liability for future policy benefits	$(2)	$(819)	$(821)
Market risk benefits	(3,402)	(904)	(4,306)
DAC	—	467	467
Unearned revenue liability and sales inducement assets (1)	—	(128)	(128)
Total transition adjustment before taxes	(3,404)	(1,384)	(4,788)
Income taxes	715	291	1,006
Total transition adjustment (net of taxes)	$(2,689)	$(1,093)	$(3,782)
______________
(1)    Unearned revenue liability included within liability for future policy benefits financial statement line item in the consolidated balance sheets. Sales inducement assets are included in other assets in the consolidated balance sheets.
The following table summarizes the balance of and changes in liability for future policy benefits on January 1, 2021 resulting from the adoption of ASU 2018-12:

	Term	Payout	Group Pension	Health	Total
	(in millions)
Balance, December 31, 2020	$1,415	$3,047	$771	$2,100	$7,333
Adjustment for reversal of balances recorded in Accumulated Other Comprehensive Income	—	(171)	(85)	(100)	(356)
Effect of remeasurement of liability at current single A rate	559	531	94	300	1,484
Balance, January 1, 2021 (1)	1,974	3,407	780	2,300	8,461
Less: Reinsurance Recoverable	(372)	—	—	(1,837)	(2,209)
Balance, January 1, 2021, net of reinsurance	$1,602	$3,407	$780	$463	$6,252
______________
(1)LFPB transition table not inclusive of the following transition adjustments to AOCI including PFBL of $30 million, premium deficiency reserve (“PDR”) of $(146) million, Rider Reserves, Term Reinsurance of $(79) million and Other of $(111) million, which primarily consists of DI Ceded, DI Assumed and Reinsurance Assumed.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
The following table summarizes the balance of and changes in the net liability position of market risk benefits on January 1, 2021 resulting from the adoption of ASU 2018-12:

	GMxB Legacy	GMxB Core	Purchased MRB	Total
	(in millions)
Balance, December 31, 2020	$19,891	$2,206	$(2,943)	$19,154
Adjustment for reversal of balances recorded in Accumulated Other Comprehensive Income	(70)	(4)	—	(74)
Adjustments for the cumulative effect of the changes in the instrument-specific credit risk between the original contract issuance date and the transition date	461	505	5	971
Adjustments for the remaining difference (exclusive of the instrument specific credit risk change and host contract adjustments) between previous carrying amount and fair value measurement for the MRB	4,122	(563)	(194)	3,365
Balance, January 1, 2021 (1)	$24,404	$2,144	$(3,132)	$23,416
____________
(1)MRB transition table not inclusive of the following transition adjustments to retained earnings and AOCI including EQUI-VEST of $43 million, SCS of $21 million and Group Retirement EQUI-VEST of $(20) million.
The following table summarizes the balance of and changes in DAC on January 1, 2021 resulting from the adoption of ASU 2018-12:

	Term	UL (1)	VUL (2)	IUL (3)	GMxB Legacy	GMxB Core	EI (4)	IE (5)	SCS	EG (6)	Momentum	Total
	(in millions)
Balance, December 31, 2020	$403	$—	$—	$—	$192	$1,635	$141	$95	$645	$581	$79	$3,771
Adjustment for reversal of balances recorded in Accumulated Other Comprehensive Income	—	5	6	—	8	11	13	(1)	210	53	22	327
Balance, January 1, 2020 (7)	$403	$5	$6	$—	$200	$1,646	$154	$94	$855	$634	$101	$4,098
______________
(1) “UL” defined as Universal Life
(2) “VUL” defined as Variable Universal Life
(3) “IUL” defined as Indexed Universal Life
(4) “EI” defined as EQUI-VEST Individual
(5) “IE” defined as Investment Edge
(6) “EG” defined as EQUI-VEST Group
(7) DAC transition table not inclusive of Closed Block of $136 million and Protection Solutions of $3 million transition adjustment.
The following table summarizes the balance of and changes in sales inducement assets and unearned revenue liability on January 1, 2021 resulting from the adoption of ASU 2018-12:

	Sales Inducement Assets		Total
	GMxB Legacy	GMxB Core
	(in millions)
Balance, December 31, 2020	$246	$158	$404
Adjustment for reversal of balances recorded in Accumulated Other Comprehensive Income	—	—	—
Balance, January 1, 2021	$246	$158	$404

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Unearned Revenue Liability			Total
	UL	VUL	IUL
	(in millions)
Balance, December 31, 2020	$31	$382	$—	$413
Adjustment for reversal of balances recorded in Accumulated Other Comprehensive Income	29	99	—	128
Balance, January 1, 2021	$60	$481	$—	$541
DAC
Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, reflecting incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including employee fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts including commissions, underwriting, agency and policy issue expenses, are deferred.
Contracts are measured on a grouped basis utilizing cohorts consistent with those used in the calculation of future policy benefit reserves. DAC is amortized on a constant level basis for the grouped contracts over the expected term of the contract. For life insurance products, DAC is amortized in proportion to the face amount in force. For annuity products DAC is amortized in proportion to policy counts. The constant level basis used for amortization determines the current period amortization considering both the current period’s actual experience and future projections. The amortization pattern is revised quarterly on a prospective basis. Amortization of DAC is included in Amortization of DAC, part of total benefits and other deductions.
For some products, policyholders can elect to modify product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. These transactions are known as internal replacements. If such modification substantially changes the contract, the associated DAC is written off immediately through income and any new acquisition costs associated with the replacement contract are deferred.
Amount due to and from Reinsurers
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
For reinsurance contracts, reinsurance recoverable balances are generally calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities.
Ceded reinsurance transactions are recognized and measured in a manner consistent with underlying reinsured contracts, including using consistent assumptions. Assumed and ceded reinsurance contract rights and obligations are

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
accounted for on a basis consistent with our direct contract. The reinsurance cost or benefit for traditional life non-participating and limited-payment contracts is recognized in proportion to the gross premiums of the underlying direct cohorts. The locked-in single A discount rate used to calculate the reinsurance cost or benefit is established at inception of the reinsurance contract. Changes to the single A discount rate are reflected in comprehensive income at each reporting date.
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
Sales Inducement Assets
Sales inducement assets are offered on certain deferred annuity products in the form of either immediate bonus interest credited or enhanced interest crediting rates for a period of time. The interest crediting expense associated with these sales inducement assets is deferred and amortized over the lives of the underlying contracts in a manner consistent with the amortization of DAC. Unamortized balances are included in other assets in the consolidated balance sheets and amortization is included in interest credited to policyholders’ account balances in the consolidated statements of income (loss).
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
Future Policy Benefits and Other Policyholders’ Liabilities
The liability for future policy benefits is estimated based upon the present value of future policy benefits and related claim expenses less the present value of estimated future net premiums where net premium equals gross premium under the contract multiplied by the net premium ratio. Related claim expenses include termination and settlement costs and exclude acquisition costs and non-claim related costs. The liability is estimated using current assumptions that include discount rate, mortality, lapses and expenses. Assumptions are based on judgments that consider the Company’s historical experience, industry data, and other factors.
For participating traditional life insurance policies, future policy benefit liabilities are calculated using a net level premium method based on guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Terminal dividends are accrued in proportion to face amount over the life of the contract.
For non-participating traditional life insurance policies (Term) and limited pay contracts (Payout, Pension), contracts are grouped into cohorts by contract type and issue year. The Company quarterly updates its estimate of cash flows using actual experience and current future cash flow assumptions, which is reflected in an updated net premium ratio used to calculate the liability. The ratio of actual and future expected claims to actual and future expected premiums determines the net premium ratio. The policy administration expense assumption is not updated after policy issuance. If actual expenses differ from the original expense assumptions, the differences are recognized in the period identified. The revised net premium ratio is used to determine the updated liability for future policy benefits as of the beginning of the reporting period, discounted at the original contract issuance rate. Changes in the liability due to current discount rates differing from original rates are included in other comprehensive income within the consolidated statement of comprehensive income.
For non-participating traditional life insurance policies and limited pay contracts, the discount rate assumption used is corporate A rated forward curve. We use a forward curve based upon a Bloomberg index. The liability is remeasured each quarter with the remeasurement change reported in other comprehensive income. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
the upper medium grade fixed income corporate instrument yield (i.e., single A) at contract inception for contracts issued after January 1, 2021. The Company developed an LDTI discount rate methodology used to calculate the LFPB for its traditional insurance liabilities and constructed a discount rate curve that references upper-medium grade (low credit risk) fixed-income instrument yields (i.e. Single-A rated Corporate bond yields) which are meant to reflect the duration characteristics of the corresponding insurance liabilities. The methodology uses observable market data, where available, and uses various estimation techniques in line with fair value guidance (such as interpolation and extrapolation) where data is limited. Discount rates are updated quarterly.
For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). DPL will be amortized in relation to the expected future benefit payments. As the calculation of the DPL is based on discounted cash flows, interest accrues on the unamortized DPL balance using the discount rate determined at contract issuance. The DPL is updated at the same time as the estimates for cash flows for the liability for future policy benefits. Any difference between the recalculated and beginning of period DPL is recognized in remeasurement gain or loss in the consolidated statements of income (loss), Remeasurement of Liability for Future Policy Benefits, part of total benefits and other deductions. On the consolidated balance sheet the DPL is recorded in the liability for future policy benefits.
Additional liabilities for contract or contract feature that provide for additional benefits in addition to the account balance but are not market risk benefits or embedded derivatives (“additional insurance liabilities”) are established by estimating the expected value of death or other insurance benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. These reserves are recorded within future policy benefits and other policyholders’ liabilities. The determination of this estimated future policy benefits liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, and mortality experience. There can be no assurance that actual experience will be consistent with management’s estimates. Assumptions are reviewed annually and updated with the remeasurement gain or loss reflected in total benefit expense.
The Company recognizes an adjustment in other comprehensive income for the additional insurance liabilities for unrealized gains and losses not included when calculating the present value of expected assessments for the benefit ratios.
The Company conducts annual premium deficiency testing except for liability for future policy benefits for non- participating traditional and limited payment contracts. The Company reviews assumptions and determines whether the sum of existing liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid and settlement costs. Anticipated investment income is considered when performing premium deficiency for long duration contracts. The anticipated investment income is projected based on current investment portfolio returns grading to long term reinvestment rates over the projection periods, based on anticipated gross reinvestment spreads, defaults and investment expenses. Premium deficiency reserves are recorded in certain instances where the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of profits followed by losses is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these PFBL using a dynamic approach that changes over time as the projection of future losses change.
Market Risk Benefits
Market risk benefits (“MRBs”) are contracts or contract features that provide protection to the contract holder from other than nominal capital market risk and expose the Company to other than nominal capital market risk. Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, GMWB, GMAB, and ROP DB benefits. MRBs are measured at fair value on a seriatim basis using an ascribed fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. The MRB Asset and MRB Liability will be equal to the average present value of benefits and risk margins less the average present value of ascribed fees. Ascribed fees will consist of the fee needed, under a stochastically generated set of risk-neutral scenarios, so that the mean present value of claims, including any risk charge, is equal to the mean present value of the projected attributed fees which will be capped at average present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
the MRB feature and is held static over the life of the contract. Changes in fair value are recognized as a remeasurement gain/loss in the Change in market risk benefits and purchased market risk benefits, part of total benefits and other deductions except for the portion of the change in the fair value due to change in the Company’s own credit risk, which is recognized in other than comprehensive income. Additionally, when an annuitization occurs (for annuitization benefits) or upon extinguishment of the account balance (for withdrawal benefits) the balance related to the MRB will be derecognized and the amount deducted (after derecognition of any related amount included in accumulated other comprehensive income) shall be used in the calculation of the liability for future policy benefits for the payout annuity. Upon derecognition, any related balance will be removed from AOCI.
The Company has issued and continues to offer certain variable annuity products with GMDB and/or contain a GMLB (collectively, the “GMxB features”) which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base. The Company previously issued certain variable annuity products with GMIB, GWBL, GMWB and GMAB features. The Company has also assumed reinsurance for products with GMxB features.
Features in ceded reinsurance contracts that meet the definition of MRBs are accounted for at fair value. The fees used to determine the fair value of the reinsured market risk benefit are those defined in the reinsurance contract. The expected periodic future premiums would represent cash outflows and the expected future benefits would represent cash inflows in the fair value calculation. On the ceded side, the Purchased MRB will be measured considering the counterparty credit risk of the reinsurer, while the direct contract liabilities will be measured considering the instrument-specific credit risk of the insurer. As a result of the difference in the treatment of the counterparty credit risk, the fair value of the direct and ceded contracts may be different even if the contractual fees and benefits are the same. Changes in instrument-specific credit risk of the Company is included in the fair value of its market risk benefit, whether in an asset or liability position, and whether related to an issued or purchased MRB, is recognized in OCI. The counterparty credit risk of the reinsurer is recorded in the consolidated statements of income (loss).
Troubled Debt Restructuring
The Company invests in commercial and agricultural mortgage loans included in the balance sheet as mortgage loans on real estate. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty. The types of modifications made may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The credit allowance is an estimate of lifetime expected losses reflecting historical loss information which included losses from modification to a borrower experiencing financial difficulty. As the effect of the modification made to a borrower experiencing financial difficulty is already included in the credit allowance, the carrying value (net of the allowance) before and after modification through a TDR may not change significantly or may increase if the expected recovery is higher than the pre-modification recovery assessment. For information pertaining to our TDRs see Note 3 of the Notes to these Consolidated Financial Statements.

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
economic interests in the VIE held directly and indirectly through related parties and entities under common control, as well as quantitatively, as appropriate.
Consolidated VIEs
As of March 31, 2023 and December 31, 2022, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in Other invested assets and Mortgage loans on real estate in the Company’s consolidated balance sheets at March 31, 2023 and December 31, 2022 are total assets of $532 million and $410 million, respectively related to these VIEs.
Non-Consolidated VIEs
As of March 31, 2023 and December 31, 2022, respectively, the Company held approximately $2.4 billion and $2.3 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $257.0 billion and $282.3 billion as of March 31, 2023 and December 31, 2022, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.4 billion and $2.3 billion and approximately $1.3 billion and $1.3 billion of unfunded commitments as of March 31, 2023 and December 31, 2022, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of March 31, 2023 and December 31, 2022 was $563 million and $550 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three months ended March 31, 2023 and 2022.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2023
Fixed Maturities:
Corporate (1)	$45,649	$18	$154	$5,636	$40,149
U.S. Treasury, government and agency	6,995	—	3	1,023	5,975
States and political subdivisions	548	—	12	66	494
Foreign governments	996	—	3	132	867
Residential mortgage-backed (2)	881	—	1	81	801
Asset-backed (3)	8,472	—	8	313	8,167
Commercial mortgage-backed	3,772	—	—	542	3,230
Redeemable preferred stock	40	—	3	—	43
Total at March 31, 2023	$67,353	$18	$184	$7,793	$59,726

December 31, 2022:
Fixed Maturities:
Corporate (1)	$46,053	$24	$89	$6,655	$39,463
U.S. Treasury, government and agency	7,049	—	1	1,312	5,738
States and political subdivisions	540	—	7	76	471
Foreign governments	985	—	2	151	836
Residential mortgage-backed (2)	860	—	1	84	777
Asset-backed (3)	8,817	—	3	371	8,449
Commercial mortgage-backed	3,742	—	—	572	3,170
Redeemable preferred stock	41	—	2	—	43
Total at December 31, 2022	$68,087	$24	$105	$9,221	$58,947
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of March 31, 2023 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2023:
Contractual maturities:
Due in one year or less	$1,182	$1,170
Due in years two through five	14,080	13,454
Due in years six through ten	14,281	12,986
Due after ten years	24,627	19,875
Subtotal	54,170	47,485
Residential mortgage-backed	881	801
Asset-backed	8,472	8,167
Commercial mortgage-backed	3,772	3,230
Redeemable preferred stock	40	43
Total at March 31, 2023	$67,335	$59,726

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities.
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2023	2022
	(in millions)
Proceeds from sales	$728	$7,336
Gross gains on sales	$2	$29
Gross losses on sales	$(18)	$(361)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(54)	$1

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts.
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended March 31,
	2023	2022
	(in millions)
Balance, beginning of period	$36	$42
Previously recognized impairments on securities that matured, paid, prepaid or sold	(3)	(2)
Recognized impairments on securities impaired to fair value this period (1) (2)	50	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	3	—
Additional credit losses this period on securities previously impaired	1	1
Increases due to passage of time on previously recorded credit losses	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Three Months Ended March 31,
	2023	2022
	(in millions)
Accretion of previously recognized impairments due to increases in expected cash flows (for OTTI securities 2019 and prior)	—	—
Balance at March 31,	$87	$41
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
(2)Amounts reflected for three months ended March 31, 2023 represent AFS fixed maturities in an unrealized loss position, which the Company intends to sell in anticipation of the Company’s ordinary dividend to Holdings.
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, January 1, 2023	$(9,116)	$21	$421	$(8,674)
Net investment gains (losses) arising during the period	1,444	—	—	1,444
Reclassification adjustment:				—
Included in net income (loss)	70	—	—	70
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	(3)	(317)	(320)
Net unrealized investment gains (losses) excluding credit losses	(7,602)	18	104	(7,480)
Net unrealized investment gains (losses) with credit losses	(7)	—	1	(6)
Balance, March 31, 2023	$(7,609)	$18	$105	$(7,486)

Balance, January 1, 2022	$4,462	$(703)	$(790)	$2,969
Net investment gains (losses) arising during the period	(6,065)	—	—	(6,065)
Reclassification adjustment:				—
Included in net income (loss)	331	—	—	331
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	704	984	1,688
Net unrealized investment gains (losses) excluding credit losses	(1,272)	1	194	(1,077)
Net unrealized investment gains (losses) with credit losses	(5)	—	1	(4)
Balance, March 31, 2022	$(1,277)	$1	$195	$(1,081)

The following tables disclose the fair values and gross unrealized losses of the 4,520 issues as of March 31, 2023 and the 4,798 issues as of December 31, 2022 that are not deemed to have credit losses, aggregated by investment category

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2023
Fixed Maturities:
Corporate	$7,329	$366	$27,799	$5,268	$35,128	$5,634
U.S. Treasury, government and agency	3,354	417	2,417	606	5,771	1,023
States and political subdivisions	31	2	219	64	250	66
Foreign governments	92	6	645	126	737	132
Residential mortgage-backed	259	10	508	71	767	81
Asset-backed	1,443	36	5,910	277	7,353	313
Commercial mortgage-backed	426	29	2,739	513	3,165	542
Total at March 31, 2023	$12,934	$866	$40,237	$6,925	$53,171	$7,791

December 31, 2022:
Fixed Maturities:
Corporate	$22,034	$2,431	$15,014	$4,222	$37,048	$6,653
U.S. Treasury, government and agency	5,465	1,294	204	18	5,669	1,312
States and political subdivisions	91	18	158	58	249	76
Foreign governments	349	42	418	109	767	151
Residential mortgage-backed	665	49	79	35	744	84
Asset-backed	6,262	228	1,759	143	8,021	371
Commercial mortgage-backed	1,572	200	1,580	372	3,152	572
Total at December 31, 2022	$36,438	$4,262	$19,212	$4,957	$55,650	$9,219
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.0% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of March 31, 2023 and December 31, 2022 were $387 million and $327 million, respectively, representing 31.5% and 30.4% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of March 31, 2023 and December 31, 2022, respectively, approximately $2.8 billion and $2.9 billion, or 4.2% and 4.3%, of the $67.4 billion and $68.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $166 million and $208 million as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, respectively, the $6.9 billion and $5.0 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either March 31, 2023 or December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of March 31, 2023, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of March 31, 2023 and December 31, 2022 was $72 million and $71 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the three months ended March 31, 2023 and 2022.
As of March 31, 2023 and 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of the period	$123	$57
Current-period provision for expected credit losses	10	(10)
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off		—
Net change in allowance	10	(10)
Balance, end of the period	$133	$47

Agricultural mortgages:
Balance, beginning of the period	$6	$5
Current-period provision for expected credit losses	—	1
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off		—
Net change in allowance	—	1
Balance, end of the period	$6	$6

Total allowance for credit losses	$139	$53

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization and
•changes in credit quality and economic assumptions.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of March 31, 2023 and December 31, 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

Loan to Value (“LTV”) Ratios (1)

	March 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$—	$679	$130	$—	$—	$1,449	$—	$—	$2,258
50% - 70%	237	2,230	1,568	906	312	2,911	268	94	8,526
70% - 90%	243	364	382	463	328	1,635	28	34	3,477
90% plus	—	—	33	—	—	225	—	—	258
Total commercial	$480	$3,273	$2,113	$1,369	$640	$6,220	$296	$128	$14,519

Agricultural:
0% - 50%	$10	$164	$182	$237	$128	$847	$—	$—	$1,568
50% - 70%	11	188	182	208	67	332	—	—	988
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$21	$352	$364	$445	$195	$1,195	$—	$—	$2,572

Total mortgage loans:
0% - 50%	$10	$843	$312	$237	$128	$2,296	$—	$—	$3,826
50% - 70%	248	2,418	1,750	1,114	379	3,243	268	94	9,514
70% - 90%	243	364	382	463	328	1,651	28	34	3,493
90% plus	—	—	33	—	—	225	—	—	258
Total mortgage loans	$501	$3,625	$2,477	$1,814	$835	$7,415	$296	$128	$17,091

Debt Service Coverage (“DSC”) Ratios (2)

	March 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$—	$783	$1,160	$1,113	$102	$2,622	$—	$—	$5,780
1.8x to 2.0x	—	94	180	164	288	600	242	94	1,662
1.5x to 1.8x	—	400	490	32	195	1,234	—	—	2,351
1.2x to 1.5x	307	1,041	194	—	—	854	—	—	2,396
1.0x to 1.2x	166	496	41	60	55	840	54	34	1,746

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	March 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Less than 1.0x	7	459	48	—	—	70	—	—	584
Total commercial	$480	$3,273	$2,113	$1,369	$640	$6,220	$296	$128	$14,519

Agricultural:
Greater than 2.0x	$2	$51	$40	$61	$21	$189	$—	$—	$364
1.8x to 2.0x	—	16	57	33	24	67	—	—	197
1.5x to 1.8x	6	69	31	110	18	213	—	—	447
1.2x to 1.5x	4	107	156	177	97	391	—	—	932
1.0x to 1.2x	5	90	80	60	29	310	—	—	574
Less than 1.0x	4	19	—	4	6	25	—	—	58
Total agricultural	$21	$352	$364	$445	$195	$1,195	$—	$—	$2,572

Total mortgage loans:
Greater than 2.0x	$2	$834	$1,200	$1,174	$123	$2,811	$—	$—	$6,144
1.8x to 2.0x	—	110	237	197	312	667	242	94	1,859
1.5x to 1.8x	6	469	521	142	213	1,447	—	—	2,798
1.2x to 1.5x	311	1,148	350	177	97	1,245	—	—	3,328
1.0x to 1.2x	171	586	121	120	84	1,150	54	34	2,320
Less than 1.0x	11	478	48	4	6	95	—	—	642
Total mortgage loans	$501	$3,625	$2,477	$1,814	$835	$7,415	$296	$128	$17,091
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
Notes to Consolidated Financial Statements, (Unaudited) Continued
LTV Ratios (1)

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
DSC Ratios (2)

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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of March 31, 2023 and December 31, 2022, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
March 31, 2023:
Mortgage loans:
Commercial	$62	$—	$—	$62	$14,366	$14,428	$91	$14,519	$—	$1
Agricultural	17	11	15	43	2,510	2,553	19	2,572	3	—
Total	$79	$11	$15	$105	$16,876	$16,981	$110	$17,091	$3	$1
December 31, 2022:
Mortgage loans:
Commercial	$56	$—	$—	$56	$13,947	$14,003	$—	$14,003	$—	$—
Agricultural	3	5	13	21	2,553	2,574	16	2,590	—	—
Total	$59	$5	$13	$77	$16,500	$16,577	$16	$16,593	$—	$—
_______________
(1)Amounts presented at amortized cost basis.

As of March 31, 2023 and December 31, 2022, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $17 million and $14 million, respectively. The carrying values of those mortgage loans are presented net of an allowance of $2 million and $2 million, respectively, as of March 31, 2023 and December 31, 2022.
Troubled Debt Restructuring
During the three months ended March 31, 2023, we granted a modification to a $56 million commercial real estate loan, which is 0.3% of the mortgage loans on real estate. The modification reflects a pay and accrue structure where the loan was converted to interest only, and the pay rate is lower than the current rate beginning in 2023; 0.35% in 2023 and stepping up annually until it reaches the existing coupon of 5.0% in 2027. Interest between the pay rate and the coupon rate will be accrued and added to the loan monthly. Additionally, any excess cash flow above the pay rate will be applied to the loan. For the accounting policy pertaining to our TDRs see Note 2 of the Notes to these Consolidated Financial Statements.
During the three months ended March 31, 2022, the Company identified an immaterial amount of TDRs.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three months ended March 31, 2023 and 2022.
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(1)	$(39)
Net investment gains (losses) recognized on securities sold during the period	—	(11)
Unrealized and realized gains (losses) on equity securities	$(1)	$(50)
Trading Securities
As of March 31, 2023 and December 31, 2022, respectively, the fair value of the Company’s trading securities was $292 million and $283 million. As of March 31, 2023 and December 31, 2022, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $45 million and $38 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
The table below shows a breakdown of net investment income (loss) from trading securities during the three months ended March 31, 2023 and 2022:

Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$13	$(16)
Net investment gains (losses) recognized on securities sold during the period	(1)	—
Unrealized and realized gains (losses) on trading securities	12	(16)
Interest and dividend income from trading securities	2	2
Net investment income (loss) from trading securities	$14	$(14)

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
Derivatives Utilized to Hedge Exposure to Variable Annuities with Guarantee Features
The Company has issued and continues to offer variable annuity products with GMxB features which are accounted for as market risk benefits. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in the present value of GMIB, in the event of annuitization, being higher than what accumulated policyholders’ account balances would support, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. The risk associated with products that have a GMxB feature and are accounted for as market risk benefits is that under-performance of the financial markets could result in the GMxB features benefits being higher than what accumulated policyholders’ account balances would support.
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of the GMIB features is accounted for as purchased market risk benefits. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees to CS Life. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the Amounts Due from Reinsurers related to the GMIB with NLG are accounted for as purchased market risk benefits.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
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
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:
Derivative Instruments by Category

	March 31, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$1,580	$98	$87	$1,431	$99	$85
Interest swaps	955	—	335	955	—	294
Total: designated for hedge accounting	2,535	98	422	2,386	99	379
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	4,101	—	—	4,320	—	—
Swaps	12,229	57	—	11,159	38	—
Options	50,395	8,620	2,876	39,863	7,549	3,396
Interest rate contracts:
Futures	12,191	—	—	12,693	—	—
Swaps	1,965	17	92	1,498	—	166
Credit contracts:
Credit default swaps	102	—	2	102	—	2
Currency contracts:
Currency swaps	548	4	10	397	4	13
Other freestanding contracts:
Margin	—	170	—	—	193	—
Collateral	—	149	5,135	—	142	4,469
Total: Not designated for hedge accounting	81,531	9,017	8,115	70,032	7,926	8,046

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	March 31, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
	(in millions)
Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	5,775	—	—	4,077
Total embedded derivatives	—	—	5,775	—	—	4,077

Total derivative instruments	$84,066	$9,115	$14,312	$72,418	$8,025	$12,502
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Derivative Instruments by Category

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Net Derivatives Gain (Losses) (1) (2)	NII (3)	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: Designated for hedge accounting
Cash flow hedges:
Currency Swaps	$7	$3	$(34)	$25	$(4)	$(18)	$13
Interest Swaps	(4)	—	—	(28)	(14)	—	(20)
Total: Designated for hedge accounting	3	3	(34)	(3)	(18)	(18)	(7)
Derivatives: Not designated for hedge accounting
Equity contracts:
Futures	(155)	—	—	—	59	—	—
Swaps	(603)	—	—	—	726	—	—
Options	1,496	—	—	—	(287)	—	—
Interest rate contracts:
Futures	(42)	—	—	—	(500)	—	—
Swaps	48	—	—	—	(149)	—	—
Credit contracts:
Credit default swaps	—	—	—	—	—	—	—
Currency contracts:
Currency swaps	(10)	—	—	—	5	—	—
Total: Not designated for hedge accounting	734	—	—	—	(146)	—	—

Embedded Derivatives:
SCS, SIO, MSO and IUL indexed features	(1,574)	—	—	—	311	—	—
Total Embedded Derivatives	(1,574)	—	—	—	311	—	—

Total derivatives instruments	$(837)	$3	$(34)	$(3)	$147	$(18)	$(7)
______________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)For the three months ended March 31, 2023 and 2022, investment fees of $4 million and $3 million, respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).
(3)Net Investment Income (“NII”).

The following table presents a roll-forward of cash flow hedges recognized in AOCI.
Roll-forward of Cash flow hedges in AOCI

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Three Months Ended March 31,
	2023	2022
	(in millions)
Balance, beginning of the period	$22	$(208)
Amount recorded in AOCI
Currency swaps	(7)	(3)
Interest swaps	(37)	(39)
Total amount recorded in AOCI	(44)	(42)
Amount reclassified from AOCI to income
Currency swaps (1)	32	16
Interest swaps (1)	9	19
Total amount reclassified from AOCI to income	41	35
Balance, end of the period (2)	$19	$(215)
______________
(1)    Currency swaps reclassified from AOCI to income are reported in net investment income in the consolidated statements of income (loss). Interest swaps reclassified from AOCI to income are reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)     The Company does not estimate the amount of the deferred losses in AOCI at three months ended March 31, 2023 and 2022 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of March 31, 2023 and December 31, 2022 are exchange-traded and net settled daily in cash. As of March 31, 2023 and December 31, 2022, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $196 million and $222 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $63 million and $103 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $16 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of March 31, 2023 and December 31, 2022, respectively, the Company held $5.1 billion and $4.5 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $149 million and $142 million as of March 31, 2023 and December 31, 2022, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
Substantially all of the Company’s derivative agreements have zero thresholds which require daily full collateralization by the party in a liability position. In addition, certain of the Company’s derivative agreements contain credit-risk related contingent features; if the credit rating of one of the parties to the derivative agreement is to fall below a certain level, the party with positive fair value could request termination at the then fair value or demand immediate full collateralization from the party whose credit rating fell and is in a net liability position.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
As of March 31, 2023 and December 31, 2022 there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of March 31, 2023 and December 31, 2022:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of March 31, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$9,115	$7,572	$1,543	$(945)	$598
Other financial assets	1,578	—	1,578	—	1,578
Other invested assets	$10,693	$7,572	$3,121	$(945)	$2,176

Liabilities:
Derivative liabilities	$7,592	$7,572	$20	$—	$20
Other financial liabilities	4,592	—	4,592	—	4,592
Other liabilities	$12,184	$7,572	$4,612	$—	$4,612
______________
(1)Financial instruments sent (held).
As of December 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$8,024	$6,980	$1,044	$(848)	$196
Other financial assets	1,791	—	1,791	—	1,791
Other invested assets	$9,815	$6,980	$2,835	$(848)	$1,987

Liabilities:
Derivative liabilities	$7,577	$6,980	$597	$—	$597
Other financial liabilities	4,588	—	4,588	—	4,588
Other liabilities	$12,165	$6,980	$5,185	$—	$5,185
______________
(1)Financial instruments sent (held).
5)    CLOSED BLOCK
As a result of demutualization, the Company’s Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 5 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,626	$5,692
Policyholder dividend obligation	—	—
Other liabilities	102	68
Total Closed Block liabilities	5,728	5,760

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,117 and $3,171) (allowance for credit losses of $0 and $0)	2,945	2,948
Mortgage loans on real estate (net of allowance for credit losses of $5 and $4)	1,647	1,645
Policy loans	561	569
Cash and other invested assets	2	—
Other assets	201	187
Total assets designated to the Closed Block	5,356	5,349

Excess of Closed Block liabilities over assets designated to the Closed Block	372	411
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $36 and $47	(136)	(177)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$236	$234

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenues:
Premiums and other income	$30	$33
Net investment income (loss)	51	58
Investment gains (losses), net	—	1
Total revenues	81	92

Benefits and Other Deductions:
Policyholders’ benefits and dividends	83	76
Other operating costs and expenses	—	—
Total benefits and other deductions	83	76
Net income (loss), before income taxes	(2)	16
Income tax (expense) benefit	(1)	(2)
Net income (loss)	$(3)	$14

6)     DAC AND OTHER DEFERRED ASSETS/LIABILITIES
Changes in the DAC asset for the three months ended March 31, 2023 and 2022 were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Term	UL	VUL	IUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB	Total
	(in millions)
Balance, beginning of the period	$362	$20	$112	$—	$1,585	$156	$147	$1,266	$213	$711	$89	$127	$4,788
Capitalization	4	1	17	—	10	3	6	58	7	16	3	—	125
Amortization	(10)	—	(2)	—	(34)	(3)	(3)	(45)	(6)	(11)	(5)	(3)	(122)
Balance, March 31, 2023	$356	$21	$127	$—	$1,561	$156	$150	$1,279	$214	$716	$87	$124	$4,791

	Term	UL	VUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB	Total
	(in millions)
Balance, beginning of the period	$385	$14	$50	$1,639	$156	$121	$1,070	$209	$678	$94	$138	$4,554
Capitalization	4	2	20	26	3	9	88	8	18	4	—	182
Amortization	(10)	—	(1)	(33)	(3)	(3)	(40)	(5)	(10)	(5)	(3)	(113)
Balance, March 31, 2022	$379	$16	$69	$1,632	$156	$127	$1,118	$212	$686	$93	$135	$4,623
_______________
(1)    DAC amortization of $2 million related to Other not reflected in table above.
Changes in the Sales Inducement Assets for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of the period	$137	$200	$147	$222
Amortization	(3)	(5)	(3)	(5)
Balance, end of the period	$134	$195	$144	$217

Changes in the Unearned Revenue Liability for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022
	UL	VUL	UL	VUL
	(in millions)
Balance, beginning of the period	$95	$525	$80	$501
Capitalization	5	14	5	14
Amortization	(2)	(8)	(1)	(8)
Balance, end of the period	$98	$531	$84	$507

The following table presents a reconciliation of DAC to the consolidated balance sheet as of March 31, 2023 and December 31, 2022

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	March 31, 2023	December 31, 2022
	(in millions)
Term	$356	$362
UL	21	20
VUL	127	112
IUL	—	—
GMxB Core	1,561	1,585
EQUI-VEST Individual	156	156
Investment Edge	150	147
SCS	1,279	1,266
EQUI-VEST Group	716	711
Momentum	87	89
GMxB Legacy	214	127
Closed Block	124	213
Other	26	26
Total	$4,817	$4,814
Annually, or as circumstances warrant, we will review the associated decrements assumptions. (i.e. mortality and lapse) based on our multi-year average of companies experience with actuarial judgements to reflect other observable industry trends. In addition to DAC, the Unearned Revenue Liability and Sales Inducement Asset (“SIA”) use similar techniques and quarterly update processes for balance amortization.

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of March 31, 2023 and December 31, 2022, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Fair Value Measurements as of March 31, 2023

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$38,235	$1,914	$40,149
U.S. Treasury, government and agency	—	5,975	—	5,975
States and political subdivisions	—	466	28	494
Foreign governments	—	867	—	867
Residential mortgage-backed (2)	—	801	—	801
Asset-backed (3)	—	8,155	12	8,167
Commercial mortgage-backed	—	3,196	34	3,230
Redeemable preferred stock	—	43	—	43
Total fixed maturities, AFS	—	57,738	1,988	59,726
Other equity investments	145	467	9	621
Trading securities	172	120	—	292
Other invested assets:
Short-term investments	—	313	—	313
Assets of consolidated VIEs/VOEs	—	—	4	4
Swaps	—	(347)	—	(347)
Credit default swaps	—	(2)	—	(2)
Options	—	5,744	—	5,744
Total other invested assets	—	5,708	4	5,712
Cash equivalents	1,299	263	—	1,562
Purchased market risk benefits	—	—	10,743	10,743
Assets for market risk benefits	—	—	612	612
Separate Accounts assets (4)	112,723	2,550	1	115,274
Total Assets	$114,339	$66,846	$13,357	$194,542

Liabilities:
SCS, SIO, MSO and IUL indexed features’ liability	—	5,775	—	5,775
Liabilities for market risk benefits	—	—	15,047	15,047
Total Liabilities	$—	$5,775	$15,047	$20,822
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of March 31, 2023 the fair value of such investments was $425 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Fair Value Measurements as of December 31, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$37,360	$2,103	$39,463
U.S. Treasury, government and agency	—	5,738	—	5,738
States and political subdivisions	—	442	29	471
Foreign governments	—	836	—	836
Residential mortgage-backed (2)	—	777	—	777
Asset-backed (3)	—	8,449	—	8,449
Commercial mortgage-backed	—	3,138	32	3,170
Redeemable preferred stock	—	43	—	43
Total fixed maturities, AFS	—	56,783	2,164	58,947
Other equity investments	137	478	12	627
Trading securities	160	123	—	283
Other invested assets:
Short-term investments	—	485	—	485
Assets of consolidated VIEs/VOEs	—	—	5	5
Swaps	—	(416)	—	(416)
Credit default swaps	—	(2)	—	(2)
Options	—	4,153	—	4,153
Total other invested assets	—	4,220	5	4,225
Cash equivalents	397	258	—	655
Purchased market risk benefits	—	—	10,490	10,490
Assets for market risk benefits	—	—	478	478
Separate Accounts assets (4)	108,378	2,429	1	110,808
Total Assets	$109,072	$64,291	$13,150	$186,513

Liabilities:
SCS, SIO, MSO and IUL indexed features’ liability	—	4,077	—	4,077
Liabilities for market risk benefits	—	—	15,751	15,751
Total Liabilities	$—	$4,077	$15,751	$19,828
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
Notes to Consolidated Financial Statements, (Unaudited) Continued
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
Notes to Consolidated Financial Statements, (Unaudited) Continued
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

The Company also issues certain benefits on its variable annuity products that are accounted for as market risk benefits carried at fair value and are also considered Level 3 for fair value leveling.
The GMIBNLG feature allows the policyholder to receive guaranteed minimum lifetime annuity payments based on predetermined annuity purchase rates applied to the contract’s benefit base if and when the contract account value is depleted and the NLG feature is activated. The optional GMIB feature allows the policyholder to receive guaranteed minimum lifetime annuity payments based on predetermined annuity purchase rates.
The GMWB feature allows the policyholder to withdraw at minimum, over the life of the contract, an amount based on the contract’s benefit base. The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base. The GMAB feature increases the contract account value at the end of a specified period to a GMAB base. The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted. This lifetime annuity is based on predetermined annuity purchase rates applied to a GIB base. The GMDB feature guarantees that the benefit paid upon death will not be less than a guaranteed benefit base. If the contract’s account value is less than the benefit base at the time a death claim is paid, the amount payable will be equal to the benefit base.
Purchased MRB assets, which are accounted for as market risk benefits carried at fair value are also considered Level 3 for fair value leveling. The Purchased MRB asset fair value reflects the present value of reinsurance premiums, net of recoveries, adjusted for risk margins and nonperformance risk over a range of market consistent economic scenarios while the MRB asset and liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to the MRB liability over a range of market-consistent economic scenarios.
The valuations of the Purchased MRB assets incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Accounts funds. The credit risks of the

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
counterparty and of the Company are considered in determining the fair values of its Purchased MRB asset after taking into account the effects of collateral arrangements. Incremental adjustment to the risk free curve for counterparty non-performance risk is made to the fair values of the Purchased MRB assets. Risk margins were applied to the non-capital markets inputs to the Purchased MRB valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its Purchased MRB asset by $1.3 billion and $1.1 billion as of March 31, 2023 and December 31, 2022, respectively, to recognize incremental counterparty non-performance risk.
The Company’s consolidated VIEs/VOEs hold investments that are classified as Level 3, primarily corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
Transfers of Financial Instruments Between Levels 2 and 3
During the three months ended March 31, 2023, fixed maturities with fair values of $258 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $0 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 21.0% of total equity as of March 31, 2023.
During the three months ended March 31, 2022, fixed maturities with fair values of $8 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $70 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 1.3% of total equity as of March 31, 2022.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the three months ended March 31, 2023 and 2022, respectively. Not included below are the changes in balances related to market risk benefits and purchased market risk level 3 assets and liabilities, which are included in Note 9 of the Notes to these Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, January 1, 2023	$2,103	$29	$32	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	(3)	—	—	—
Subtotal	(2)	—	—	—
Other comprehensive income (loss)	18	—	—	—
Purchases	143	—	2	12
Sales	(90)	(1)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(258)	—	—	—
Balance, March 31, 2023	$1,914	$28	$34	$12
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$17	$—	$—	$—

Balance, January 1, 2022	$1,493	$35	$20	$8
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	1	—	—	—
Subtotal	2	—	—	—
Other comprehensive income (loss)	(30)	(3)	(1)	—
Purchases	231	—	219	325
Sales	(86)	—	—	(1)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	70	—	—	—
Transfers out of Level 3 (1)	(8)	—	—	—
Balance, March 31, 2022	$1,672	$32	$238	$332
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(28)	$(2)	$(1)	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2023 and March 31, 2022 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Other Equity Investments (3)	Separate Accounts Assets
(in millions)
Balance, January 1, 2023	$17	$1
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(3)	—
Net derivative gains (losses)	—	—
Total realized and unrealized gains (losses)	(3)	—
Other comprehensive income (loss)	—	—
Purchases	—	—
Sales	—	—
Change of estimate	—	—
Activity related to consolidated VIEs/VOEs	—	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—
Balance, March 31, 2023	$14	$1
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(3)	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—

Balance, January 1, 2022	$13	$1
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—
Net derivative gains (losses)	—	—
Total realized and unrealized gains (losses)	—	—
Other comprehensive income (loss)	—	—
Purchases	—	—
Sales	—	(1)
Other	—	—
Activity related to consolidated VIEs/VOEs	(2)	—
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—
Balance, March 31, 2022	$11	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—
_______________

(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2023 and March 31, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
(3)Other Equity Investments include other invested assets.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2023 and December 31, 2022, respectively.

Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2023

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	( in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$468	Matrix pricing model	Spread over Benchmark	20 bps - 270 bps	175 bps
	1,001	Market comparable companies	EBITDA multiples Discount Rate Cash flow Multiples Loan to Value	5.3x - 31.5x 8.3% - 24.8% 0.5x - 11.0x 0.0% - 68.7%	14.7x 10.0% 6.8x 0.9%
Other equity investments	2	Discounted Cash Flow	Earnings Multiple	7.0x - 11.0x	9.2x
Purchased MRB asset (1) (2) (4)	10,743	Discounted cash flow	Lapse rates Withdrawal rates GMIB Utilization Rates Non-performance risk Volatility rates - Equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.26% - 26.23% 0.06% - 10.93% 0.04% - 66.66% 65 bps - 149 bps 17% - 26% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	1.52% 0.70% 7.42% 69 bps 22% 2.85% (same for all ages) (same for all ages)
Liabilities:
Direct MRB (1) (2) (3) (4)	$14,435	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	191 bps 0.26% - 35.42% 0.00% - 10.93% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	191 bps 2.73% 0.62% 4.95% 2.16% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $15.0 billion of MRB liabilities and $612 million of MRB assets.
(4)Includes Legacy and Core products.
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
(in millions)
Assets:
Investments:
Fixed maturities, AFS:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

Corporate	$413	Matrix pricing model	Spread over benchmark	20 - 797 bps	204 bps
	1,029	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to Value	5.3x - 35.8x 9.0% - 45.7% 0.0x -10.3x 0.0%-40.4%	13.6x 11.9% 6.1x 12.0%
Other equity investments	4	Market comparable companies	Revenue multiple	0.5x - 10.8x	2.4x
Purchased MRB asset (1) (2) (4)	10,490	Discounted cash flow	Lapse rates Withdrawal rates GMIB utilization rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41 - 60 Ages 61 - 115	0.26% - 26.23% 0.06%-10.93% 0.04%-66.66% 54 bps - 124 bps 14%-32% 0.01%-0.17% 0.06%-0.52% 0.32%-40.00%	1.58% 0.69% 7.39% 69 bps 24% 2.87% (same for all ages) (same for all ages)
Liabilities:
Direct MRB (1) (2) (3) (4)	$15,273	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41 - 60 Ages 61 - 115	157 bps 0.26%-35.42% 0.00%-10.93% 0.04%-100.00% 0.01%-0.17% 0.06%-0.52% 0.32%-40.00%	157 bps 2.97% 0.68% 5.50% 2.41% (same for all ages) (same for all ages)
______________
(1)Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.
(2)Lapses and pro-rata withdrawal rates were developed as a function of the policy account value. Dollar for dollar withdrawal rates were developed as a function of the dollar for dollar threshold, the dollar for dollar limit. GMIB utilization rates were developed as a function of the GMIB benefit base.
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $15.8 billion of MRB liabilities and $478 million of MRB assets.
(4)Includes Legacy and Core products.
Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above as of March 31, 2023 and December 31, 2022, respectively, are approximately $531 million and $736 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of March 31, 2023 and December 31, 2022, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of March 31, 2023 and December 31, 2022, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
Market Risk Benefits
Significant unobservable inputs with respect to the fair value measurement of the Purchased MRB assets and the MRB liabilities identified in the table above are developed using Company data. Future Policyholder behavior is an unobservable market assumption and as such all aspects of policy holder behavior are derived based on recent historical experience. These policyholder behaviors include lapses, pro-rata withdrawals, dollar for dollar withdrawals, GMIB utilization, deferred mortality and payout phase mortality. Many of these policyholder behaviors have dynamic adjustment factors based on the relative value of the rider as compared to the account value in different economic environments. This applies to all variable annuity related products; products with GMxB riders including but not limited to GMIB, GMDB and GWL.
Lapse rates are adjusted at the contract level based on a comparison of the value of the embedded GMxB rider. and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. For valuing Purchased MRB assets and MRB liabilities, lapse rates vary throughout the period over which cash flows are projected.
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values as of March 31, 2023 and December 31, 2022 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements are presented in the table below:
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2023:
Mortgage loans on real estate	$16,952	$—	$—	$15,252	$15,252
Policy loans	$3,556	$—	$—	$3,891	$3,891
Loans to affiliates	$1,900	$—	$1,765	$—	$1,765
Policyholders’ liabilities: Investment contracts	$1,733	$—	$—	$1,605	$1,605
FHLB funding agreements	$8,369	$—	$8,285	$—	$8,285
FABN funding agreements	$7,367	$—	$6,850	$—	$6,850
Separate Accounts liabilities	$10,669	$—	$—	$10,669	$10,669

December 31, 2022:
Mortgage loans on real estate	$16,464	$—	$—	$14,675	$14,675
Policy loans	$3,563	$—	$—	$3,850	$3,850
Loans to affiliates	$1,900	$—	$1,755	$—	$1,755
Policyholders’ liabilities: Investment contracts	$1,801	$—	$—	$1,645	$1,645
FHLB funding agreements	$8,505	$—	$8,390	$—	$8,390
FABN funding agreements	$7,095	$—	$6,384	$—	$6,384
Separate Accounts liabilities	$10,236	$—	$—	$10,236	$10,236

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

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
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts for the three months ended March 31, 2023 and 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Three Months Ended March 31, 2023					Three Months Ended March 31, 2022
	Term	Payout - Non-Legacy	Payout-Legacy	Group Pension	Health	Term	Payout-Non-Legacy	Payout-Legacy	Group Pension	Health
	(in millions)
Balance, beginning of the period	$2,090	$—	$—	$—	$(6)	$2,472	$—	$—	$—	$22
Beginning balance at original discount rate	2,068	—	—	—	(6)	1,853	—	—	—	19
Effect of changes in cash flow assumptions	8	—	—	—	—	—	—	—	—	—
Effect of actual variances from expected experience	4	—	—	—	(6)	55	—	—	—	(18)
Adjusted beginning of period balance	2,080	—	—	—	(12)	1,908	—	—	—	1
Issuances	15	—	—	—	—	22	—	—	—	—
Interest accrual	25	—	—	—	—	24	—	—	—	—
Net premiums collected	(51)	—	—	—	1	(49)	—	—	—	—
Ending Balance at original discount rate	2,069	—	—	—	(11)	1,905	—	—	—	1
Effect of changes in discount rate assumptions	81	—	—	—	—	385	—	—	—	1
Balance, end of the period	$2,150	$—	$—	$—	$(11)	$2,290	$—	$—	$—	$2

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	March 31, 2023					March 31, 2022
	Term	Payout - Non-Legacy	Payout - Legacy	Group Pension	Health	Term	Payout - Non-Legacy	Payout - Legacy	Group Pension	Health
	( in millions)
Present Value of Expected Future Policy Benefits
Balance, beginning of the period	$3,449	$828	$2,689	$523	$1,554	$4,274	$1,114	$2,547	$683	$2,092
Beginning balance of original discount rate	3,376	845	3,024	583	1,795	3,225	883	2,400	632	1,915
Effect of changes in cash flow assumptions	9	—	—	—	—	—	—	—	—	—
Effect of actual variances from expected experience	5	—	1	(1)	(7)	60	(1)	(4)	—	(20)
Adjusted beginning of period balance	3,390	845	3,025	582	1,788	3,285	882	2,396	632	1,895
Issuances	16	14	222	—	—	23	9	152	—	—
Interest accrual	42	10	21	5	15	41	10	16	6	15
Benefits payments	(95)	(23)	(65)	(17)	(33)	(135)	(23)	(47)	(18)	(41)
Ending balance at original discount rate	3,353	846	3,203	570	1,770	3,214	878	2,517	620	1,869
Effect of changes in discount rate assumptions	162	6	(257)	(48)	(198)	646	126	(58)	1	(5)
Balance, end of the period	$3,515	$852	$2,946	$522	$1,572	$3,860	$1,004	$2,459	$621	$1,864

Net liability for future policy benefits	$1,365	$853	$2,945	$522	$1,584	$1,570	$1,004	$2,459	$621	$1,862
Less: Reinsurance recoverable	(206)	—	(589)	—	(1,258)	(244)	—	(203)	—	(1,479)
Net liability for future policy benefits, after reinsurance recoverable	$1,159	$853	$2,356	$522	$326	$1,326	$1,004	$2,256	$621	$383

Weighted-average duration of liability for future policyholder benefits (years)	7.1	9.4	7.9	7.1	8.7	7.5	9.6	8.4	7.2	8.9

The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	March 31, 2023	December 31, 2022
	(in millions)
Reconciliation
Term	$1,365	$1,359
Payout - Non Legacy	853	828
Payout - Legacy	2,945	2,689
Group Pension - Benefit Reserve & DPL	522	523
Health	1,584	1,560
Universal Life - additional liability for death benefits	1,141	1,119
Subtotal	8,410	8,078
Whole Life Closed Block and Open Block products	5,620	5,687
Other (1)	597	608
Future policyholder benefits total	14,627	14,373
Other policyholder funds and dividends payable	1,406	1,562
Total	$16,033	$15,935
______________
(1)Primarily consists of Future policy benefits related to Assumed Life and DI, GRP Life Run off, VISL rider and Major Med products.

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in million)
Term
Expected future benefit payments and expenses (undiscounted)	$5,952	$6,002
Expected future gross premiums (undiscounted)	7,161	7,245
Expected future benefit payments and expenses (discounted)	3,516	3,449
Expected future gross premiums (discounted)	3,961	3,883

Payout-Legacy
Expected future benefit payments and expenses (undiscounted)	4,227	3,947
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	2,861	2,607
Expected future gross premiums (discounted)	—	—

Payout-Non-Legacy
Expected future benefit payments and expenses (undiscounted)	1,456	1,460
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	825	801
Expected future gross premiums (discounted)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	713	730
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	550	563
Expected future gross premiums (discounted)	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	March 31, 2023	December 31, 2022
	(in million)
Health
Expected future benefit payments and expenses (undiscounted)	2,469	2,510
Expected future gross premiums (undiscounted)	94	99
Expected future benefit payments and expenses (discounted)	1,553	1,533
Expected future gross premiums (discounted)	$75	$78

The tables below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	2023	2022
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$60	$62	$17	$18
Payout - Legacy	27	21	21	16
Payout - Non-Legacy	15	9	10	10
Group Pension	—	—	5	5
Health	2	2	15	15
Total	$104	$94	$68	$64

The following table provides the weighted average interest rates for the liability for future policy benefits as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Weighted Average Interest Rate
Term Life
Interest accretion rate	5.6%	5.7%
Current discount rate	4.7%	5.1%
Payout Legacy
Interest accretion rate	3.6%	3.4%
Current discount rate	4.8%	5.0%
Payout - Non-Legacy
Interest accretion rate	4.9%	4.9%
Current discount rate	4.9%	5.2%
Group Pension
Interest accretion rate	3.4%	3.4%
Current discount rate	4.7%	5.1%
Health
Interest accretion rate	3.3%	3.3%
Current discount rate	4.9%	5.2%

The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities for the three months ended March 31, 2023 and 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Three Month Ended March 31,
	2023	2022
	(in millions)
	Universal Life	Universal Life
Balance, beginning of the period	$1,120	$1,082
Beginning balance before AOCI adjustments	1,135	1,076
Effect of changes in interest rate and cash flow assumptions and model changes	—	5
Effect of actual variances from expected	6	5
Adjusted beginning of the period balance	1,141	1,086
Interest accrual	13	12
Net assessments collected	18	21
Benefit payments	(18)	(29)
Ending balance before shadow reserve adjustments	1,154	1,090
Effect of reserve adjustment recorded in AOCI	(12)	(1)
Balance, end of the period	$1,142	$1,089

Net liability for additional liability	$1,142	$1,089
Less: Reinsurance recoverable	(573)	(552)
Net liability for additional liability, after reinsurance recoverable	$569	$537

Weighted-average duration of additional liability - death benefit (years)	21.6	22.9
______________
(1)    Universal Life Additional Liability SOP ending net liability not inclusive of $43 million of LTC and Shadow SOP as of December 31, 2022.
The following tables provides the revenue, interest and weighted average interest rates, related to the additional insurance liabilities for the three months ended and as of March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022	2023	2022
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Universal Life	$172	$180	$13	$12
Total	$172	$180	$13	$12

	March 31,
	2023	2022

Weighted Average Interest Rate
Universal Life	4.5%	4.5%
Interest accretion rate	4.5%	4.5%

9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities for the three months ended and as of March 31, 2023 and 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	March 31, 2023				March 31, 2022
	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy	GMxB Core	GMxB Legacy	Purchased MRB (3)	Net Legacy
		( in millions)
Balance, beginning of the period (“BOP”)	$539	$14,699	$(10,493)	$4,206	$1,061	$20,235	$(14,293)	$5,942
Balance BOP before changes in the instrument specific credit risk	538	15,314	(10,439)	4,875	666	19,718	(14,287)	5,431
Model changes and effect of changes in cash flow assumptions	—	—	—	—	—	(88)	29	(59)
Actual market movement effect	(206)	(744)	393	(351)	324	1,098	(414)	684
Interest accrual	18	197	(155)	42	5	104	(62)	42
Attributed fees accrued (1)	94	210	(83)	126	92	219	(86)	133
Benefit payments	(12)	(342)	185	(157)	(5)	(251)	136	(116)
Actual policyholder behavior different from expected behavior	5	21	(17)	4	—	33	(14)	18
Changes in future economic assumptions	123	943	(532)	412	(535)	(2,934)	2,083	(851)
Issuances	—	—	—	—	(3)	—	—	—
Balance EOP before changes in the instrument-specific credit risk	560	15,599	(10,648)	4,952	544	17,899	(12,616)	5,283
Changes in the instrument-specific credit risk (2)	(227)	(1,517)	(98)	(1,616)	(37)	(970)	(64)	(1,035)
Balance, end of the period (“EOP”)	$333	$14,082	$(10,746)	$3,336	$507	$16,929	$(12,680)	$4,248

Weighted-average age of policyholders (years)	63.8	72.8	67.7	N/A	62.8	72.2	67.1	N/A
Net amount at risk	$3,278	$21,472	$10,036	N/A	$1,785	$17,987	$7,655	N/A
_______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.
(3)    Purchased MRB is the impact of non-affiliated reinsurance.
The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk amounts in the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

	March 31, 2023					December 31, 2022
	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total	Direct Asset	Direct Liability	Net Direct MRB	Purchased MRB	Total
	(in millions)
GMxB Legacy	$(74)	$14,156	$14,082	$(10,746)	$3,336	$(51)	$14,749	$14,698	$(10,493)	$4,205
GMxB Core	(480)	813	333	—	333	(375)	914	539	—	539
Other (1)	(58)	78	20	3	23	(52)	88	36	3	39
Total	$(612)	$15,047	$14,435	$(10,743)	$3,692	$(478)	$15,751	$15,273	$(10,490)	$4,783
______________
(1)    Other primarily includes Individual EQUI-VEST MRB.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
10)     POLICYHOLDER ACCOUNT BALANCES
The following table summarizes the balances and changes in policyholders’ account balances three months ended and as of March 31, 2023 and 2022:

	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
March 31, 2023	( in millions)
Balance, beginning of the period	$5,341	$4,253	$688	$42	$35,460	$2,652	$12,046	$703
Issuances	—	—	—	—	—	—	—	—
Premiums received	183	33	20	16	—	11	148	19
Policy charges	(194)	(55)	19	(3)	(1)	—	(1)	—
Surrenders and withdrawals	(18)	(1)	(25)	(8)	(606)	(94)	(406)	(30)
Benefit payments	(76)	(38)	(24)	(1)	(59)	(20)	(17)	(2)
Net transfers from (to) separate account	—	(57)	—	(22)	950	3	69	(9)
Interest credited (2)	55	46	7	1	1,597	19	102	3
Other	—	—	—	—	—	3	11	—
Balance, end of the period	$5,291	$4,181	$685	$25	$37,341	$2,574	$11,952	$684

Weighted-average crediting rate	3.64%	3.86%	1.78%	1.05%	1.12%	3.09%	2.99%	2.03%
Net amount at risk (3)	$37,031	$83,830	$21,472	$3,278	$42	$128	$58	$—
Cash surrender value	$3,475	$2,758	$957	$252	$34,078	$2,567	$11,871	$684
______________
(1)SCS sales are recorded as a Separate Account liability until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account.
(2)SCS and EQUI-VEST Group reflected includes amounts related to the change in embedded derivative.
(3)For life insurance products the net amount at risk is death benefit less account value for the policyholder. For variable annuity products the net amount risk is the maximum GMxB NAR for the policyholder.

	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
March 31, 2022	( in millions)
Balance, beginning of the period	$5,462	$4,193	$746	$99	$33,443	$2,784	$11,952	$705
Issuances	—	—	—	—	—	—	—	—
Premiums received	191	43	16	36	—	15	149	23
Policy charges	(200)	(53)	13	(9)	—	—	(1)	—
Surrenders and withdrawals	(20)	—	(16)	(9)	(714)	(45)	(195)	(36)
Benefit payments	(53)	(2)	(26)	(1)	(59)	(15)	(19)	(1)
Net transfers from (to) separate account	—	3	3	(38)	1,717	10	109	23
Interest credited (2)	56	38	7	2	(272)	20	66	3
Other	—	—	—	—	—	—	—	—
Balance, end of the period	$5,436	$4,222	$743	$80	$34,115	$2,769	$12,061	$717

Weighted-average crediting rate	3.62%	3.88%	1.81%	1.05%	1.14%	2.86%	2.36%	2.04%
Net amount at risk (3)	$39,254	$84,437	$17,987	$1,785	$10	$104	$19	$—
Cash surrender value	$3,521	$2,892	$1,031	$291	$31,608	$2,761	$11,982	$716
______________
(1)SCS sales are recorded as a Separate Account liability until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account.
(2)SCS and EQUI-VEST Group reflected includes amounts related to the change in embedded derivative.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
(3)For life insurance products the net amount at risk is death benefit less account value for the policyholder. For variable annuity products the net amount risk is the maximum GMxB NAR for the policyholder.
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(in millions)
Policyholders’ account balance reconciliation
UL	$5,291	$5,341
VUL	4,181	4,253
GMxB Legacy	685	688
GMxB Core	25	42
EQUI-VEST Individual	2,574	2,652
SCS	37,341	35,460
EQUI-VEST Group	11,952	12,046
Momentum	684	703
Other (1)	2,966	2,920
Balance (exclusive of Funding Agreements)	65,699	64,105
Funding Agreements	15,798	15,637
Balance, end of the period	$81,497	$79,742
_______________
(1) Primarily reflects products, IR Payout, IR Other, Investment Edge, Association, Indexed Universal Life, Group Pension and Closed Block.
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums as of March 31, 2023 and December 31, 2022.

March 31, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Universal Life	0.00% - 1.50%	$—	$—	$4	$1	$5
	1.51% - 2.50%	155	127	640	112	1,034
	Greater than 2.50%	3,565	650	—	—	4,215
	Total	$3,720	$777	$644	$113	$5,254

Variable Universal Life	0.00% - 1.50%	$8	$15	$6	$2	$31
	1.51% - 2.50%	325	129	—	—	454
	Greater than 2.50%	3,357	—	—	—	3,357
	Total	$3,690	$144	$6	$2	$3,842

GMxB Legacy	0.00% - 1.50%	$387	$—	$—	$—	$387
	1.51% - 2.50%	539	—	—	—	539
	Greater than 2.50%	33	—	—	—	33
	Total	$959	$—	$—	$—	$959

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

March 31, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
GMxB Core	0.00% - 1.50%	$244	$—	$—	$—	$244
	1.51% - 2.50%	14	—	—	—	14
	Greater than 2.50%	—	—	—	—	—
	Total	$258	$—	$—	$—	$258

EQUI-VEST Individual	0.00% - 1.50%	$35	$—	$55	$239	$329
	1.51% - 2.50%	—	—	46	—	46
	Greater than 2.50%	2,121	20	59	—	2,200
	Total	$2,156	$20	$161	$239	$2,575

EQUI-VEST Group	0.00% - 1.50%	$58	$57	$362	$3,176	$3,653
	1.51% - 2.50%	11	2	897	—	910
	Greater than 2.50%	6,799	342	—	—	7,141
	Total	$6,868	$401	$1,259	$3,176	$11,704

SCS	0.00% - 1.50%	$29,799	$—	$—	$—	$29,799
	1.51% - 2.50%	5,821	—	—	—	5,821
	Greater than 2.50%	—	—	—	—	—
	Total	$35,620	$—	$—	$—	$35,620

Momentum	0.00% - 1.50%	$13	$291	$119	$7	$430
	1.51% - 2.50%	174	1	—	—	175
	Greater than 2.50%	73	—	5	—	78
	Total	$260	$292	$124	$7	$683

December 31, 2022
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)

Universal Life	0.00% - 1.50%	$—	$—	$5	$1	$6
	1.51% - 2.50%	181	197	605	47	1,030
	Greater than 2.50%	3,615	657	—	—	4,272
	Total	$3,796	$854	$610	$48	$5,308

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

December 31, 2022
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
( in millions)
Variable Universal Life	0.00% - 1.50%	$12	$9	$5	$1	$27
	1.51% - 2.50%	411	42	—	—	453
	Greater than 2.50%	3,441	—	—	—	3,441
	Total	$3,864	$51	$5	$1	$3,921

GMxB Legacy	0.00% - 1.50%	$386	$—	$—	$—	$386
	1.51% - 2.50%	560	—	—	—	560
	Greater than 2.50%	35	—	—	—	35
	Total	$981	$—	$—	$—	$981

GMxB Core	0.00% - 1.50%	$257	$—	$—	$—	$257
	1.51% - 2.50%	14	—	—	—	14
	Greater than 2.50%	—	—	—	—	—
	Total	$271	$—	$—	$—	$271

EQUI-VEST Individual	0.00% - 1.50%	$345	$—	$—	$—	$345
	1.51% - 2.50%	46	—	—	—	46
	Greater than 2.50%	2,199	—	62	—	2,261
	Total	$2,590	$—	$62	$—	$2,652

EQUI-VEST Group	0.00% - 1.50%	$109	$5	$366	$3,112	$3,592
	1.51% - 2.50%	11	2	889	—	902
	Greater than 2.50%	6,949	21	330	—	7,300
	Total	$7,069	$28	$1,585	$3,112	$11,794

SCS	0.00% - 1.50%	$27,846	$—	$—	$—	$27,846
	1.51% - 2.50%	5,527	—	—	—	5,527
	Greater than 2.50%	—	—	—	—	—
	Total	$33,373	$—	$—	$—	$33,373

Momentum	0.00% - 1.50%	$15	$301	$122	$7	$445
	1.51% - 2.50%	178	1	—	—	179
	Greater than 2.50%	73	—	5	—	78
	Total	$266	$302	$127	$7	$702

Separate Account - Summary
The following table presents the balances of and changes in separate account liabilities three months ended and as of March 31, 2023 and 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
March 31, 2023	(in millions)
Balance, beginning of the period	$11,534	$32,616	$27,017	$4,162	$3,772	$22,393	$3,884
Premiums and deposits	191	65	117	26	115	531	178
Policy charges	(106)	(178)	(113)	(1)	—	(4)	(5)
Surrenders and withdrawals	(107)	(660)	(554)	(100)	(95)	(359)	(157)
Benefit payments	(22)	(192)	(53)	(14)	(12)	(15)	(3)
Investment performance (1)	745	1,808	1,163	268	174	1,438	235
Net transfers from (to) general account	57	—	22	(3)	(62)	(69)	9
Other charges (2)	—	—	—	4	—	25	—
Balance, end of the period	$12,292	$33,459	$27,599	$4,342	$3,892	$23,940	$4,141

Cash surrender value	$12,287	$33,181	$26,806	$4,310	$3,801	$23,702	$4,136
_______________
(1)Investment performance is reflected net of M&E fees.
(2)For the three months ended March 31, 2023, EQUI-VEST Individual and EQUI-VEST Group amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial Life Insurance Company and the Securities & Exchange Commission.

	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
March 31, 2022	(in millions)
Balance, beginning of the period	$14,573	$44,912	$34,973	$5,584	$4,287	$27,509	$4,975
Premiums and deposits	191	55	333	42	241	523	185
Policy charges	(105)	(183)	(114)	—	—	(4)	(5)
Surrenders and withdrawals	(106)	(771)	(688)	(88)	(68)	(356)	(210)
Benefit payments	(53)	(186)	(70)	(16)	(11)	(20)	(1)
Investment performance (1)	(921)	(2,933)	(2,178)	(380)	(257)	(1,874)	(326)
Net transfers from (to) general account	(3)	(3)	38	(10)	(39)	(109)	(23)
Balance, end of the period	$13,576	$40,891	$32,294	$5,132	$4,153	$25,669	$4,595

Cash surrender value	$13,570	$40,601	$31,378	$5,096	$4,061	$25,426	$4,588
______________
(1) Investment performance is reflected net of M&E fees.

The following table reconciles the separate account liabilities to the separate account liability balance in the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	March 31, 2023	December 31, 2022
	(in millions)
Separate Account Reconciliation
VUL	$12,292	$11,534
GMxB Legacy	33,459	32,616
GMxB Core	27,599	27,017
EQUI-VEST Individual	4,342	4,162
Investment Edge	3,892	3,772
EQUI-VEST Group	23,940	22,393
Momentum	4,141	3,884
Other (1)	6,220	6,101
Total	$115,885	$111,479
_____________
(1)Primarily reflects Corp and Other products and Employer Sponsored products including Association and Other.

The following table presents the aggregate fair value of separate account assets by major asset category as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$63	$1	$16	$10	$90
Common Stock	51	33	457	1,712	2,253
Mutual Funds	12,132	69,990	29,428	743	112,293
Bonds and Notes	114	3	1	1,131	1,249
Total	$12,361	$70,027	$29,902	$3,596	$115,885

	December 31, 2022
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$58	$1	$17	$8	$84
Common Stock	41	32	430	1,686	2,189
Mutual Funds	11,402	68,220	27,639	760	108,021
Bonds and Notes	119	3	1	1,062	1,185
Total	$11,620	$68,256	$28,087	$3,516	$111,479

11)    INCOME TAXES
Income tax expense for the three months ended March 31, 2023 and 2022 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
During the fourth quarter of 2022, the Company established a valuation allowance of $1.5 billion against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. For the three months ended March 31, 2023, the Company recorded a decrease to the valuation allowance of $316 million due to a decrease in the portfolio’s unrealized capital loss. This adjustment was allocated to other comprehensive income.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the three months ended March 31, 2023, the Company has taken steps to increase its available future liquidity by increasing borrowing capacity and amending certain counterparty agreements. While management has several actions that are pending, the Company now has the ability and intent to hold the underlying securities in its available for sale portfolio to recovery to the extent that half of the deferred tax asset would be realized. Based on all available evidence, as of March 31, 2023, the Company concluded that half of the deferred tax asset related to unrealized tax capital losses is more-likely-than-not to be realized and a full valuation allowance is not necessary. A valuation allowance of $586 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized. The partial release of the valuation allowance of $586 million was recorded in net income.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
12)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the first quarter 2023.

13)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of March 31, 2023 and December 31, 2022 follow:

	March 31,	December 31,
	2023	2022
	(in millions)
Unrealized gains (losses) on investments	$(7,583)	$(8,873)
Market risk benefits - instrument-specific credit risk component	1,847	665
Liability for future policy benefits - current discount rate component	218	357
Defined benefit pension plans	(4)	(4)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$(5,522)	$(7,855)

The components of OCI, net of taxes for the three months ended March 31, 2023 and 2022, is as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Three Months Ended March 31,
	2023	2022
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$1,452	$(4,795)
(Gains) losses reclassified into net income (loss) during the period	55	261
Net unrealized gains (losses) on investments (1)	1,507	(4,534)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	2	801
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $317 and $(992))	1,509	(3,733)
Change in LFPB discount rate and MRB credit risk, net of tax
Liability for future policy benefits - changes in current discount rate (net of deferred income tax expense (benefit) of $248 and $402)	933	1,512
Market risk benefits - changes in instrument-specific credit risk (net of deferred income tax expense (benefit) of $(29) and $68)	(109)	257
Change in Accumulated other comprehensive income (loss) attributable to Equitable Financial	$2,333	$(1,964)
____________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(15) million and $(70) million for the three months ended March 31, 2023 and 2022, respectively.
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
14)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Balance, beginning of the period	$21	$28
Net earnings (loss) attributable to redeemable noncontrolling interests	—	(1)
Purchase/change of redeemable noncontrolling interests	(2)	2
Balance, end of the period	$19	$29

15)    COMMITMENTS AND CONTINGENT LIABILITIES
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $388 million and pledged collateral with a carrying value of $13.0 billion as of March 31, 2023.
Funding agreements are reported in policyholders’ account balances in the consolidated balance sheets. For other instruments used for asset/liability and cash management purposes, see “Offsetting of Financial Assets and Liabilities and Derivative Instruments” included in Note 4 of the Notes to these Consolidated Financial Statements. The table below summarizes the Company’s activity of funding agreements with the FHLB.
Change in FHLB Funding Agreements during the Three Months Ended March 31, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at March 31, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,130	$14,066	$(14,201)	$—	$—	$5,995
Long-term funding agreements:
Due in years two through five	1,679	—	—	—	—	1,679
Due in more than five years	692	—	—	—	—	692
Total long-term funding agreements	2,371	—	—	—	—	2,371
Total funding agreements (1)	$8,501	$14,066	$(14,201)	$—	$—	$8,366
____________
(1)The $3 million and $4 million difference between the funding agreements carrying value shown in fair value table for March 31, 2023 and December 31, 2022, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program (“FABN”)
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of March 31, 2023, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s issuances of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Three Months Ended March 31, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at March 31, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,500	$—	$—	$—	$—	$—	$1,500
Long-term funding agreements:
Due in years two through five	4,000	300	—	—	750	—	5,050
Due in more than five years	1,585	—	—	—	(750)	7	842
Total long-term funding agreements	5,585	300	—	—	—	7	5,892
Total funding agreements (1)	$7,085	$300	$—	$—	$—	$7	$7,392
_____________
(1)The $25 million and $66 million difference between the funding agreements notional value shown and carrying value table as of March 31, 2023 and December 31, 2022, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of March 31, 2023, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of March 31, 2023. The Company had $764 million of commitments under existing mortgage loan agreements as of March 31, 2023.
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
16)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of March 31, 2023, the following three prescribed and permitted practices resulted in net income (loss) and capital and surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was an increase of approximately $63 million in statutory special surplus funds and a decrease of $22 million in statutory net income for the three months ended March 31, 2023, which will be amortized over five years for each of the retrospective and prospective components. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $2.2 billion in statutory surplus as of March 31, 2023 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of March 31, 2023, given the prevailing market conditions and business mix, there are no Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”). Finally, the continued application of Reg 213 resulted in a corresponding decrease of $0.3 billion in statutory net income for the three months ended March 31, 2023, which was largely offset by net income gains on our hedging program during the same period as noted.
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $2.0 billion in statutory surplus and a decrease in statutory net income for the three months ended March 31, 2023 of $157 million.
17)    REINSURANCE
The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
The following table summarizes the effect of reinsurance. The impact of the reinsurance transaction described above results in an increase in reinsurance ceded.

	Three Months Ended March 31,
	2023	2022
	(in millions)
Direct premiums	$205	$191
Reinsurance assumed	52	50
Reinsurance ceded	(60)	(52)
Premiums	$197	$189

Direct charges and fee income	$697	$768
Reinsurance ceded	(173)	(177)
Policy charges and fee income	$524	$591

Direct policyholders’ benefits	$708	$797
Reinsurance assumed	37	55
Reinsurance ceded	(127)	(139)
Policyholders’ benefits	$618	$713
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	March 31, 2023	December 31, 2022
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits	$10,743	10,490
Third-party reinsurance recoverables related to insurance contracts	7,136	7,131
Top reinsurers:
Venerable Insurance and Annuity Company (A- KBRA (IFRS) rating)	674	543
First Allmerica-GAF	3,933	4,005
Ceded group health reserves	13	14
Amount due to reinsurers	184	282
Top reinsurers:
First Allmerica-GAF	71	147
Assumed Reinsurance:
Reinsurance assumed reserves	$694	$701

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Note Regarding Forward-looking Statements and Information” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in Equitable Financial’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of Equitable Financial’s financial condition and results of operations and not the financial condition and results of operations of Equitable Holdings, Inc. (“Holdings”).
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
Long - Duration Targeted Improvements (“LDTI”) Adoption
Effective January 1, 2023, the Company adopted ASU 2018-12 and elected a transition date of January 1, 2021, thereby permitting the Company to implement the standard only for the last two fiscal years rather than the customary last three fiscal years.
The Company adopted ASU 2018-12 for liability for future policy benefits, additional insurance liabilities, DAC and balances amortized on a basis consistent with DAC on a modified retrospective basis. ASU 2018-12 was adopted for MRBs on a full retrospective basis. See Note 2 of the Notes to the Consolidated Financial Statements for further information on the adoption of LDTI.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, concerns over increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures fueling concerns of a potential recession, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. Market volatility, particularly during March 2023, was driven by instability in the banking sector following continued interest rate increases by the U.S. Federal Reserve in 2022 and 2023, as a run on some mid-size U.S. banks resulted in regulatory intervention, including the guarantee of all deposits by the FDIC. The ongoing military conflict between the Ukraine and Russia and the sanctions and other measures imposed in response to this conflict also continue to contribute to geopolitical tensions and market volatility.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates which continued to rise during the first quarter 2023. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Risk Factors-Risks Relating to Conditions in the Financial Markets and Economy” and “Quantitative and Qualitative Disclosures About Market Risk” in the 2022 Form 10-K.
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

The NAIC is evaluating the appropriate accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, since a rising interest rate environment may cause an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. If this occurs, current statutory accounting guidance requires the non-admittance of negative IMR, which can impact an insurer’s surplus and financial strength reflected in its financial statements and result in lower reported surplus and RBC ratios. The NAIC has exposed new statutory accounting guidance that would permit an insurer with an RBC greater than 300% to admit negative IMR up to 5% of its general account capital and surplus, subject to certain restrictions and reporting obligations. Comments on the proposal are due in June 2023. The NAIC is focused on identifying an interim solution for year-end 023 statutory reporting, although it also intends to develop a long-term solution even if interest rates change. The Company currently has positive IMR but would benefit from the increased flexibility to manage its investment portfolio provided by the NAIC interim solution if adopted.
The NAIC is also evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across al debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, which will become effective no earlier than year-end 2024 financial reporting, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments.
The NAIC has also proposed an interim change to their RBC requirement for equity tranches of all securitizations, including CLOs. If adopted, this would increase the capital charge for these equity tranches from 30% to 45%. This proposal remains subject to comment from regulators, insurance companies, and other interested parties and thus may still be revised or delayed. An interim charge will likely have to be approved by June 30 for it to be effective for year-end 2023 statutory filings. The interim charge is intended to remain in effect until the NAIC finalizes and adopts its modeling framework for CLOs which is not expected to be completed until at least year-end 2024.
In March 2023, the Securities and Exchange Commission (SEC) reopened the comment period for the Investment Management Cybersecurity Release proposing new rules under the Investment Advisers Act of 1940 and the Investment Company Act of 1940 that would require registered investment advisers and investment companies to adopt and implement written cybersecurity policies and procedures reasonably designed to: (1) address cybersecurity risk management, (2) disclose information about cybersecurity risks and incidents, (3) report information confidentially to the SEC about certain cybersecurity incidents, and (4) maintain related records.

In addition, in March 2023, the SEC proposed rule amendments that would require brokers and dealers, investment companies, and investment advisers registered with the SEC to adopt written policies and procedures for incident response programs to address unauthorized access to or use of customer information, including procedures for providing timely notification to individuals affected by an incident involving sensitive customer information with details about the incident and information designed to help affected individuals respond appropriately. The proposal also would broaden the scope of information covered by amending requirements for safeguarding customer records and information, and for properly disposing of consumer report information, as well as impose requirements to maintain written records documenting compliance with the proposed amended rules. Finally, the proposed amendments would conform annual privacy notice delivery provisions to the terms of an exception provided by a statutory amendment to the Gramm-Leach-Bliley Act.

Finally, in March 2023, the SEC proposed a new rule and form and amendments to existing recordkeeping rules to require broker-dealers, clearing agencies, major security-based swap participants, the Municipal Securities Rulemaking Board, national securities associations, national securities exchanges, security-based swap data repositories, security-based swap dealers, and transfer agents to address cybersecurity risks through: (1) policies and procedures, (2) immediate notification to the SEC of the occurrence of a significant cybersecurity incident, (3) as applicable, reporting detailed information to the SEC about a significant cybersecurity incident, and (4) public disclosures that would improve transparency with respect to cybersecurity risks and significant cybersecurity incidents.

The public comment period for this proposed rule will end in May 2023. We cannot predict what form the final new or amended rules may take, or what affect such developments in the law may have on our business or compliance costs. For additional information on the regulatory developments and risk we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the 2022 Form 10-K.
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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements, together with the GMxB MRBs assets and liabilities are recognized in the periods in which they occur. This results in net income volatility as further described below. In addition net income is impacted by changes in our reinsurers credit spread, while changes in the Company's credit spread is recorded in other comprehensive income. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMIB Reinsurance on Results.”
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
Significant Factors Impacting Our Results
The following significant factors have impacted, and may in the future impact, our financial condition, and results of operations or cash flows.
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
•GMxB reinsurance contracts. Historically, GMxB reinsurance contracts were used to cede to affiliated and non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMxB feature. We account for the reinsurance contracts as MRBs and report them at fair value. In addition, on June 1, 2021, we ceded the block, comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees.
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
For further details of our accounting policies and related judgments pertaining to assumption updates, see Note 2 of the Notes to the Consolidated Financial Statements.

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
The following table summarizes our consolidated statements of income (loss) for the three months ended March 31, 2023 and 2022:

Consolidated Statement of Income (Loss)

	Three Months Ended March 31,
	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$524	$591
Premiums	197	189
Net derivative gains (losses)	(841)	144
Net investment income (loss)	858	755
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(64)	10
Other investment gains (losses), net	(14)	(332)
Total investment gains (losses), net	(78)	(322)
Investment management and service fees	165	193
Other income	94	77
Total revenues	919	1,627

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	618	713
Remeasurement of liability for future policy benefits	13	14
Change in market risk benefits and purchased market risk benefits	24	(401)
Interest credited to policyholders’ account balances	435	288
Compensation and benefits	55	45
Commissions	194	171
Interest expense	3	—
Amortization of deferred policy acquisition costs	122	115
Other operating costs and expenses	175	266
Total benefits and other deductions	1,639	1,211
Income (loss) from continuing operations, before income taxes	(720)	416
Income tax (expense) benefit	701	(67)
Net income (loss)	(19)	349
Less: Net income (loss) attributable to the noncontrolling interest	—	(1)
Net income (loss) attributable to Equitable Financial	$(19)	$350

The following discussion compares the results for the three months ended March 31, 2023 to the three months ended March 31, 2022.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Net Income (Loss) Attributable to Equitable Financial
Equitable Financial net earnings (loss) decreased $369 million to a Net loss of $19 million for the three months ended March 31, 2023 from Net income of $350 million for the three months ended March 31, 2022. The following notable items were the primary drivers for the change in net income (loss):
Unfavorable items included:
•Net derivative gains decreased by $1.0 billion from a $144 million gain in the first quarter of the prior year mainly driven by equity market appreciation during first quarter 2023 compared to equity market depreciation during first quarter 2022, partially offset by a decrease in interest rates during first quarter 2023 compared to an increase during the first quarter 2022.

•Change in market risk benefits and purchased market risk benefits increased by $425 million mainly due to a decrease in interest rates during first quarter 2023 compared to an increase during first quarter of 2022, partially offset by equity market depreciation during first quarter 2022.
•Interest credited to policyholders’ account balances increased by $147 million mainly due to increased interest rates and average outstanding amounts of funding agreements and higher interest crediting rate on SCS due to the higher interest rate environment and growth of SCS AV, partially offset by the impact of the Global Atlantic Transaction.
•Fee-type revenue decreased by $70 million mainly due to lower fees primarily driven by lower average AUM and lower average Separate Accounts AV as a result of lower equity markets.
•Commissions increased by $23 million mainly due to increased distribution expenses from Equitable America’s wholesale products offset by reimbursements recorded in Other income.
These were partially offset by the following favorable items:
•Income tax benefit of $701 million for the three months ended March 31, 2023 compared to income tax expense of $67 million for the three months ended March 31, 2022 primarily related to a partial release of the valuation allowance of $586 million and a pre-tax loss for the first quarter 2023 compared to pre-tax income for the first quarter 2022.
•Net investment gains (losses) increased by $244 million mainly due to rebalancing in the General Account portfolio associated with the Global Atlantic Transaction and the duration program during 2022.
•Net investment income increased by $103 million mainly due to higher assets, higher yields and higher income from seed capital investments partially offset by lower alternative investments and lower prepayment income.
•Policyholders’ benefits decreased by $95 million mainly due to higher benefits in the first quarter 2022 from a transaction to repurchase UL policies from one entity that had invested in numerous purchased in the life settlement market during 2022.
•Compensation, benefits and other operating expenses decreased by $81 million mainly due to lower legal accruals, lower compensation expense, and lower COLI expenses due to market conditions partially offset by an increase in our Life Insurance products due to the non-repeat of a litigation reserve release in the three months ended March 31, 2022.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding the assumption update.

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
•market risk benefits and purchased market risk benefits
•accounting for reinsurance;
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
Market Risk Benefits
Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, GMWB, GMAB, and ROP DB benefits. MRBs are measured at estimated fair value with changes reported in the Change in market risk benefits and purchased market risk benefits, except for the portion of the fair value change related to the Company’s own credit risk, which is recognized in OCI.
MRBs are measured at fair value on a seriatim basis using an Ascribed Fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the MRBs that could materially affect net income.
Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount needed to cover the guarantees.
We ceded the risk associated with certain of the variable annuity products with GMxB features described in the preceding paragraphs. The value of the MRBs on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by us with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
Nonperformance Risk Adjustment
The valuation of our MRBs includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads on corporate bonds in the secondary market comparable to Holdings’ financial strength rating.
The table below illustrates the impact that a range of reasonably likely variances in credit spreads would have on our consolidated balance sheet, excluding the effect of income tax, related to the GMxB Core and GMxB Legacy MRBs measured at estimated fair value. Even when credit spreads do not change, the impact of the nonperformance risk adjustment on fair value will change when the cash flows within the fair value measurement change. The table only reflects the impact of changes in credit spreads on our consolidated financial statements included elsewhere herein and not these other potential changes. In determining the ranges, we have considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near term. The ranges do not reflect extreme market conditions such as those experienced during the 2008–2009 financial crisis as we do not consider those to be reasonably likely events in the near future.
NPR Sensitivity
December 31, 2022

Increase/(Decrease) In MRB
(in millions)
Increase in NPR by 50bps	$(1,282)
Decrease in NPR by 50bps	$1,365

Sensitivity of MRBs to Changes in Interest Rates
The following table demonstrates the sensitivity of the MRBs to changes in long-term interest rates by quantifying the adjustments that would be required, assuming an increase and decrease in long-term interest rates of 50bps. This information considers only the direct effect of changes in the interest rates on MRB balances, net of reinsurance.
Interest Rate Sensitivity
December 31, 2022

Increase/(Decrease) In MRB
(in millions)
Increase in interest rates by 50bps	$(846)
Decrease in interest rates by 50bps	$962
Sensitivity of MRBs to Changes in Equity Returns
The following table demonstrates the sensitivity of the MRBs to changes in equity returns.
Equity Returns Sensitivity
December 31, 2022

Increase/(Decrease) In MRB
(in millions)
Increase in equity returns by 10%	$(871)
Decrease in equity returns by 10%	$971
Sensitivity of MRBs to Changes in GMIB Lapses
Lapse rates are adjusted at the contract level based on a comparison of the value of the embedded GMIB rider and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse.
GMIB Lapse floor Sensitivity
December 31, 2022

Increase/(Decrease) In MRB
(in millions)
GMIB Lapse floor of 1%	$(177)

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2022 in "Quantitative and Qualitative Disclosures About Market Risk".
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective.
During the first quarter 2023, we adopted the new accounting standard ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. We have modified our existing controls infrastructure, primarily through enhanced automation in our actuarial processes. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 15 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2022. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
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

Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the balance sheet as an asset.

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Fee-Type Revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, and other income.

Gross Premiums	First year premium and deposits and renewal premium and deposits.

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

Premium and deposits	Amounts a policyholder agrees to pay for an insurance policy or annuity contract that may be paid in one or a series of payments as defined by the terms of the policy or contract.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Product Terms

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

EQUI-VEST Group (“EG”)	A traditional variable deferred annuity without enhanced guaranteed benefits with single and ongoing premiums sold in the tax-exempt 403(b)/(457(b) markets.

EQUI-VEST Individual (“EI”)	A traditional variable deferred annuity without enhanced guaranteed benefits sold in the individual market.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

Future policy benefits for the life business are comprised mainly of liabilities for traditional life and certain liabilities for universal and variable life insurance contracts (other than the Policyholders’ account balance).

General Account Investment Portfolio	The invested assets held in the General Account.

General Account	The assets held in the general accounts of our insurance companies as well as assets held in our separate accounts on which we bear the investment risk.

GMxB	A general reference to all forms of variable annuity guaranteed benefits, including guaranteed minimum living benefits, or GMLBs (such as GMIBs, GMWBs and GMABs), and guaranteed minimum death benefits, or GMDBs (inclusive of return of premium death benefit guarantees).

GMxB Core	Retirement Cornerstone and Accumulator sold 2011 and later.

GMxB Legacy	Fixed-rate GMxB business written prior to 2011

Guaranteed income benefit (“GIB”)	An optional benefit which provides the policyholder with a guaranteed lifetime annuity based on predetermined annuity purchase rates applied to a GIB benefit base, with annuitization automatically triggered if and when the contract AV falls to zero.

Guaranteed minimum accumulation benefits (“GMAB”)	An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump-sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the benefit base, which could be greater than the underlying AV, upon the death of the annuitant.

Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the benefit base, which could be greater than the underlying AV.

Guaranteed minimum living benefits (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).

Guaranteed minimum withdrawal benefits (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for which cumulative payments to the annuitant could be greater than the underlying AV.

Guaranteed withdrawal benefit for life (“GWBL”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their benefit base each year, for the duration of the policyholder’s life, regardless of account performance.

Investment Edge (“IE”)	A traditional variable deferred annuity without enhanced guaranteed benefits that provides tax-efficient distribution.

Indexed Universal Life (“IUL”)	A permanent life insurance offering built on a universal life insurance framework that uses an equity-linked approach for generating policy investment returns.

Living benefits	Optional benefits (available at an additional cost) that guarantee that the policyholder will get back at least his original investment when the money is withdrawn.

Mortality and expense risk fee (“M&E fee”)	A fee charged by insurance companies to compensate for the risk they take by issuing life insurance and variable annuity contracts.

Net flows	Net change in customer account balances in a period including, but not limited to, gross premiums, surrenders, withdrawals and benefits. It excludes investment performance, interest credited to customer accounts and policy charges.

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

Date: May 8, 2023	EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2023	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)