Form 10-Q
period 2023-06-30
Equitable Financial Life Insurance Co
filed 2023-08-21
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 17, 2023, 2,000,000 shares of the registrant’s Common Stock , $1.25 par value were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Equitable Financial’s Annual Report on Form 10-K for the year ended December 31, 2022, as amended or supplemented in our subsequently filed (i) Current Report on Form 8-K, dated May 17, 2023 (the “Recast 2022 Annual Report”), (ii) Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and (iii) elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023	December 31, 2022
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $65,718 and $68,087) (allowance for credit losses of $2 and $24)	$57,529	$58,947
Mortgage loans on real estate (net of allowance for credit losses of $145 and $129)	17,346	16,464
Policy loans	3,581	3,563
Other equity investments (1)	3,008	2,942
Trading securities, at fair value	304	283
Other invested assets	4,647	2,835
Total investments	86,415	85,034
Cash and cash equivalents	3,475	797
Deferred policy acquisition costs	4,801	4,814
Amounts due from reinsurers (allowance for credit losses of $7 and $10)	21,428	7,131
Loans to affiliates	1,900	1,900
Current and deferred income taxes	2,045	1,376
Purchased market risk benefits	17,334	10,490
Other assets	5,231	3,917
Assets for market risk benefits	751	478
Separate Accounts assets	119,390	111,479
Total Assets	$262,770	$227,416

LIABILITIES
Policyholders’ account balances	$84,062	$79,742
Liability for market risk benefits	13,629	15,751
Future policy benefits and other policyholders' liabilities	16,059	15,935
Broker-dealer related payables	986	95
Amounts due to reinsurers	182	282
Funds withheld payable	10,615	—
Reinsurance deposit liabilities	15,228	—
Other liabilities	2,550	5,185
Separate Accounts liabilities	119,390	111,479
Total Liabilities	$262,701	$228,469
Redeemable noncontrolling interest (2)	$21	$21
Commitments and contingent liabilities (3)

EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	7,483	8,536
Accumulated deficit	(1,354)	(1,757)
Accumulated other comprehensive income (loss)	(6,083)	(7,855)
Total Equity	48	(1,074)
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$262,770	$227,416
______________
(1)See Note 2 of the Notes to these Consolidated Financial Statements for details of balances with VIEs.
(2)See Note 14 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
(3)See Note 15 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.
Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$183	$562	$707	$1,153
Premiums	156	166	353	355
Net derivative gains (losses)	(221)	1,834	(1,062)	1,978
Net investment income (loss)	885	695	1,743	1,450
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(14)	(9)	(78)	1
Other investment gains (losses), net	(44)	(233)	(58)	(565)
Total investment gains (losses), net	(58)	(242)	(136)	(564)
Investment management and service fees	68	181	233	374
Other income	372	111	466	188
Total revenues	1,385	3,307	2,304	4,934

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	335	492	953	1,205
Remeasurement of liability for future policy benefits	(14)	10	(1)	24
Change in market risk benefits and purchased market risk benefits	(92)	868	(68)	467
Interest credited to policyholders’ account balances	312	287	747	575
Compensation and benefits	48	45	103	90
Commissions	225	163	419	334
Interest expense	—	—	3	—
Amortization of deferred policy acquisition costs	123	117	245	232
Other operating costs and expenses	214	306	389	572
Total benefits and other deductions	1,151	2,288	2,790	3,499
Income (loss) from continuing operations, before income taxes	234	1,019	(486)	1,435
Income tax (expense) benefit	189	(187)	890	(254)
Net income (loss)	423	832	404	1,181
Less: Net income (loss) attributable to the noncontrolling interest (1)	1	(3)	1	(4)
Net income (loss) attributable to Equitable Financial	$422	$835	$403	$1,185
______________
(1)See Note 14 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$423	$832	$404	$1,181

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(546)	(4,354)	963	(8,087)
Change in market risk benefits - instrument-specific credit risk	(88)	1,179	845	2,691
Change in liability for future policy benefits - current discount rate	73	567	(36)	824
Other comprehensive income (loss), net of income taxes	(561)	(2,608)	1,772	(4,572)
Comprehensive income (loss)	(138)	(1,776)	2,176	(3,391)
Less: Comprehensive income (loss) attributable to the noncontrolling interest (1)	1	(3)	1	(4)
Comprehensive income (loss) attributable to Equitable Financial	$(139)	$(1,773)	$2,175	$(3,387)
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

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended June 30,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$2	$8,524	$(1,776)	$(5,522)	$1,228
Dividend to parent company	—	(1,050)	—	—	(1,050)
Net income (loss)	—	—	422	—	422
Other comprehensive income (loss)	—	—	—	(561)	(561)
Other	—	9	—	—	9
Balance, June 30, 2023	$2	$7,483	$(1,354)	$(6,083)	$48

Balance, beginning of period	$2	$8,532	$(2,031)	$(648)	$5,855
Net income (loss)	—	—	835	—	835
Other comprehensive income (loss)	—	—	—	(2,608)	(2,608)
Other	—	7	(7)	—	—
Balance, June 30, 2022	$2	$8,539	$(1,203)	$(3,256)	$4,082

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Six Months Ended June 30,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$2	$8,536	$(1,757)	$(7,855)	$(1,074)
Dividend to parent company	—	(1,050)	—	—	(1,050)
Net income (loss)	—	—	403	—	403
Other comprehensive income (loss)	—	—	—	1,772	1,772
Other	—	(3)	—	—	(3)
Balance, June 30, 2023	$2	$7,483	$(1,354)	$(6,083)	$48

Balance, beginning of period	$2	$8,546	$(2,381)	$1,316	$7,483
Net income (loss)	—	—	1,185	—	1,185
Other comprehensive income (loss)	—	—	—	(4,572)	(4,572)
Other	—	(7)	(7)	—	(14)
Balance, June 30, 2022	$2	$8,539	$(1,203)	$(3,256)	$4,082

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income (loss)	$404	$1,181
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	747	575
Policy charges and fee income	(707)	(1,153)
Net derivative (gains) losses	1,062	(1,978)
Credit and intent to sell losses on available for sale debt securities and loans	78	(1)
Investment (gains) losses, net	58	565
Realized and unrealized (gains) losses on trading securities	(15)	46
Non-cash long-term incentive compensation expense	19	23
Amortization and depreciation	124	42
Equity (income) loss from limited partnerships	(14)	(159)
Remeasurement of liability for future policy benefits	(1)	24
Change in market risk benefits	(68)	467
Changes in:
Net broker-dealer and customer related receivables/payables	—	—
Reinsurance recoverable	(1,122)	(192)
Capitalization of deferred policy acquisition costs	(253)	(374)
Funds withheld payable	(13)	—
Future policy benefits	30	(344)
Current and deferred income taxes (1)	(891)	251
Other, net	210	(330)
Net cash provided by (used in) operating activities	$(352)	$(1,357)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$4,474	$12,218
Mortgage loans on real estate	236	713
Trading account securities	111	67
Short-term investments	949	(14)
Other	304	204
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(2,032)	(13,524)
Mortgage loans on real estate	(1,114)	(1,175)
Trading account securities	(126)	(79)
Short-term investments	(1,072)	—
Other	(425)	(485)
Cash settlements related to derivative instruments, net	(469)	761

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in millions)
Investment in capitalized software, leasehold improvements and EDP equipment	(27)	1
Other, net	(56)	137
Net cash provided by (used in) investing activities	$753	$(1,176)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,695	$6,855
Withdrawals	(4,778)	(3,006)
Transfers (to) from Separate Accounts	679	937
Payments of market risk benefits	(194)	(283)
Changes in securities lending payable	29	—
Change in collateralized pledged assets	(45)	66
Change in collateralized pledged liabilities	1,939	(1,524)
Shareholder dividend paid	(1,050)	—
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	3	—
Other, net	(1)	(11)
Net cash provided by (used in) financing activities	$2,277	$3,034

Change in cash and cash equivalents	2,678	501
Cash and cash equivalents, beginning of period	797	1,815
Cash and cash equivalents, end of period	$3,475	$2,316

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$9	$3
_____________
(1)    The period ended June 30, 2023 includes a release of $940 million deferred tax valuation allowance. See Note 11 of these Consolidated Financial Statements.

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
Internal Reinsurance Treaty
On May 17, 2023, Equitable Financial Life Insurance Company (“Equitable Financial”) entered into a reinsurance agreement (the “Reinsurance Treaty”) with Equitable Financial Life Insurance Company of America (“Equitable America”), effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, were reinsured to Equitable America on a coinsurance funds withheld basis. In addition, all of the Separate Accounts liabilities relating to such variable annuity contracts were reinsured to Equitable America on a modified coinsurance basis. Equitable America’s obligations under the Reinsurance Treaty are secured through Equitable Financial’s retention of certain assets supporting the reinsured liabilities. The New York Department of Financial Services (the “NYDFS”) and the Arizona Department of Insurance and Financial Institutions each approved the Reinsurance Treaty.
As a condition to approving the Reinsurance Treaty, the NYDFS has required that the Company seeks to novate the reinsured contracts on a reasonable best efforts basis either to Equitable America or another affiliate over the next three years. Novations of the reinsured contracts are subject to additional regulatory approvals, as well as certain policyholder approvals.

At the effective date of the transaction, April 1, 2023, the Company recorded a funds withheld liability of $11.2 billion, reinsurance deposit liabilities of $12.9 billion, amounts due from reinsurers of $14.2 billion (includes $32.4 billion of ceded policyholder account balances related to the non-insulated (“NI”) modco offset by $28.7 billion of NI modco payable), purchased MRBs of $8.2 billion, and cost of reinsurance asset of $1.7 billion. Additionally, $64.1 billion of Insulated Separate Account liabilities were ceded under a modified coinsurance portion of the agreement.
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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Recast 2022 Annual Report. Certain prior period amounts were adjusted to reflect the adoption of ASU 2018-12: Financial Services - Insurance (Topic 944).
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “second quarter 2023” and “second quarter 2022” refer to the three months ended June 30, 2023 and 2022, respectively. The terms “first six months of 2023” and “first six months of 2022” refer to the six months ended June 30, 2023 and 2022, respectively.
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

For market risk benefits, the transition adjustment to AOCI related to the effect of the changes in the instrument-specific credit risk of market risk benefits between the contract issue and transition date. The remaining transition difference was related to recording market risk benefits at fair value. This change was recorded as an adjustment to retained earnings as of the transition date.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
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
Gross acquisition costs from the reinsurance transaction are recoverable. The DAC asset has been reduced by this recoverable net of the amortization. This reduction is recorded in other income along with the recovery of expenses.
Funds withheld payable
Funds withheld payable represents a payable for amounts contractually withheld by the Company as ceding company in accordance with funds withheld coinsurance (“funds withheld”) reinsurance agreements. The funds withheld payable under reinsurance treaties includes a funds withheld embedded derivative liability.
The reinsurance agreement between the Company and Equitable America, written on a funds withheld and modified coinsurance basis, contains embedded derivatives. We determined that the obligation to pay the total return on the assets funds withheld liability, represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modified coinsurance agreements is computed as the unrealized gain (loss) on the underlying assets and is included within funds withheld payable on the consolidated balance sheets for ceded agreement. The change in the fair value of the embedded derivatives is recorded in net derivatives gains (losses) on the consolidated statements of income. Ceded earnings from the funds withheld payable and changes in the fair value of embedded derivatives are reported in operating activities on the consolidated statements of cash flows. Contributions to and withdrawals from the funds withheld payable are reported in operating activities on the consolidated statements of cash flows.
For business ceded on a funds withheld or modified coinsurance basis, a funds withheld segregated portfolio, comprised of invested assets and other assets is maintained by the Company as ceding entity, which is sufficient to support the current balance of statutory reserves. The fair value of the embedded derivative in funds withheld is recorded as a funds withheld payable and any excess or shortfall in relation to statutory reserves is settled quarterly.
Reinsurance
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Cessions under

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
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
Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. As a result, we have netted the receivable and payable related to modified coinsurance agreements. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.
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
Ceded reinsurance transactions are recognized and measured in a manner consistent with underlying reinsured contracts, including using consistent assumptions. Assumed and ceded reinsurance contract rights and obligations are accounted for on a basis consistent with our direct contract. The reinsurance cost or benefit for traditional life non-participating and limited-payment contracts is recognized in proportion to the gross premiums of the underlying direct cohorts. The locked-in single A discount rate used to calculate the reinsurance cost or benefit is established at inception of the reinsurance contract. Changes to the single A discount rate are reflected in comprehensive income at each reporting date.
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included in reinsurance deposit liabilities. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Recognition of losses are recorded in other operating expenses. Recognition of gains are recorded in other income.
The reinsurance agreement between the Company and Equitable America, written on a modified coinsurance basis, contains embedded derivatives. We determined that the obligation to pay the total return on the assets the modified coinsurance, represents a total return swap with a floating rate leg. The fair value of embedded derivatives on the modified coinsurance agreement is computed as the unrealized gain (loss) and current period income on the underlying assets and is included within Amount due from Reinsurers on the consolidated balance sheets for ceded agreement. The change in the fair value of the embedded derivatives is recorded in net derivative gains (losses) on the consolidated statements of income. Ceded earnings from the modified coinsurance and changes in the fair value of embedded derivatives are reported in operating activities on the consolidated statements of cash flows. Contributions to and withdrawals from the amount due from reinsurers are reported in operating activities on the consolidated statements of cash flows.
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
For non-participating traditional life insurance policies and limited pay contracts, the discount rate assumption used is corporate A rated forward curve. We use a forward curve based upon a Bloomberg index. The liability is remeasured each quarter with the remeasurement change reported in other comprehensive income. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., single A) at contract inception for contracts issued after January 1, 2021. The Company developed an LDTI discount rate methodology used to calculate the LFPB for its traditional insurance liabilities and constructed a discount rate curve that references upper-medium grade (low credit risk) fixed-income instrument yields (i.e. Single-A rated Corporate bond yields) which are meant to reflect the duration characteristics of the corresponding insurance liabilities. The methodology uses observable market data, where available, and uses various estimation techniques in line with fair value guidance (such as interpolation and extrapolation) where data is limited. Discount rates are updated quarterly.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
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
Market Risk Benefits
Market risk benefits (“MRBs”) are contracts or contract features that provide protection to the contract holder from other than nominal capital market risk and expose the Company to other than nominal capital market risk. Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, GMWB, GMAB, and ROP DB benefits. MRBs are measured at fair value on a seriatim basis using an ascribed fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. The MRB Asset and MRB Liability will be equal to the average present value of benefits and risk margins less the average present value of ascribed fees. Ascribed fees will consist of the fee needed, under a stochastically generated set of risk-neutral scenarios, so that the mean present value of claims, including any risk charge, is equal to the mean present value of the projected attributed fees which will be capped at average present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. Changes in fair value are recognized as a remeasurement gain/loss in the Change in market risk benefits and purchased market risk benefits, part of total benefits and other deductions except for the portion of the change in the fair value due to change in the Company’s own credit risk, which is recognized in other than comprehensive income. Additionally, when an annuitization occurs (for annuitization benefits) or upon extinguishment of the account balance (for withdrawal benefits) the balance related to the MRB will be derecognized and the amount deducted (after derecognition of any related amount included in accumulated other comprehensive income) shall be used in the calculation of the liability for future policy benefits for the payout annuity. Upon derecognition, any related balance will be removed from AOCI.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
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
Securities Lending Program
The Company enters into securities lending transactions whereby securities are loaned to third parties, primarily major brokerage firms. Securities lending transactions are treated as financing arrangements and the associated liability is recorded at the amount of cash received. Income and expenses associated with securities lending transactions are reported within net investment income in the Consolidated Statements of Income (Loss).
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
Consolidated VIEs
As of June 30, 2023 and December 31, 2022, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in Other invested assets and Mortgage loans on real estate in the Company’s consolidated balance sheets at June 30, 2023 and December 31, 2022 are total assets of $675 million and $410 million, respectively related to these VIEs.
Non-Consolidated VIEs
As of June 30, 2023 and December 31, 2022, respectively, the Company held approximately $2.3 billion and $2.3 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds,

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $261.2 billion and $282.3 billion as of June 30, 2023 and December 31, 2022, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.3 billion and $2.3 billion and approximately $1.3 billion and $1.3 billion of unfunded commitments as of June 30, 2023 and December 31, 2022, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of June 30, 2023 and December 31, 2022 was $547 million and $550 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2023 and 2022.
The following tables provide information relating to the Company’s fixed maturities classified as AFS.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2023
Fixed Maturities:
Corporate (1)	$43,927	$2	$115	$5,983	$38,057
U.S. Treasury, government and agency	7,000	—	1	1,197	5,804
States and political subdivisions	532	—	9	67	474
Foreign governments	864	—	2	128	738
Residential mortgage-backed (2)	934	—	—	94	840
Asset-backed (3)	8,696	—	9	274	8,431
Commercial mortgage-backed	3,724	—	1	584	3,141
Redeemable preferred stock	41	—	3	—	44
Total at June 30, 2023	$65,718	$2	$140	$8,327	$57,529

December 31, 2022:
Fixed Maturities:
Corporate (1)	$46,053	$24	$89	$6,655	$39,463
U.S. Treasury, government and agency	7,049	—	1	1,312	5,738
States and political subdivisions	540	—	7	76	471
Foreign governments	985	—	2	151	836
Residential mortgage-backed (2)	860	—	1	84	777
Asset-backed (3)	8,817	—	3	371	8,449
Commercial mortgage-backed	3,742	—	—	572	3,170
Redeemable preferred stock	41	—	2	—	43
Total at December 31, 2022	$68,087	$24	$105	$9,221	$58,947
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of June 30, 2023 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or pre-payment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2023:
Contractual maturities:
Due in one year or less	$1,074	$1,063
Due in years two through five	12,505	11,792
Due in years six through ten	14,334	12,923
Due after ten years	24,408	19,295
Subtotal	52,321	45,073
Residential mortgage-backed	934	840
Asset-backed	8,696	8,431
Commercial mortgage-backed	3,724	3,141
Redeemable preferred stock	41	44
Total at June 30, 2023	$65,716	$57,529

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Proceeds from sales	$2,233	$3,298	$2,961	$10,634
Gross gains on sales (1)	$5	$9	$7	$38
Gross losses on sales (2)	$(46)	$(229)	$(64)	$(590)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(7)	$2	$(62)	$3
______________
(1)Includes $0 million and $0 million of gross gains for the three and six months ended June 30, 2023, respectively, related to funds withheld assets held by the Company in support of Equitable America’s reinsurance obligations to the Company. These realized gains are included in other investment gains (losses), net.
(2)Includes $34 million and $34 million of gross losses for the three and six months ended June 30, 2023, respectively, related to funds withheld assets held by the Company in support of Equitable America’s reinsurance obligations to the Company. These realized losses are included in other investment gains (losses), net.

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$87	$41	$36	$42
Previously recognized impairments on securities that matured, paid, prepaid or sold	(52)	(11)	(55)	(13)
Recognized impairments on securities impaired to fair value this period (1) (2)	—	—	50	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	6	1	9	1
Additional credit losses this period on securities previously impaired	3	1	4	2
Balance, end of period	$44	$32	$44	$32
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
(2)Amounts reflected for six months ended June 30, 2023 represent AFS fixed maturities in an unrealized loss position, which the Company intends to sell in anticipation of the Company’s ordinary dividend to Holdings.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI.
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended June 30, 2023
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(7,609)	$18	$105	$(7,486)
Net investment gains (losses) arising during the period	(629)	—	—	(629)
Reclassification adjustment:
Included in net income (loss)	50	—	—	50
Impact of net unrealized investment gains (losses)	—	(7)	1,612	1,605
Net unrealized investment gains (losses) excluding credit losses	(8,188)	11	1,717	(6,460)
Net unrealized investment gains (losses) with credit losses	1	—	—	1
Balance, end of period	$(8,187)	$11	$1,717	$(6,459)

	Three Months Ended June 30, 2022
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(1,277)	$1	$195	$(1,081)
Net investment gains (losses) arising during the period	(5,590)	—	—	(5,590)
Reclassification adjustment:
Included in net income (loss)	223	—	—	223
Impact of net unrealized investment gains (losses)	—	24	1,195	1,219
Net unrealized investment gains (losses) excluding credit losses	(6,644)	25	1,390	(5,229)
Net unrealized investment gains (losses) with credit losses	(3)	—	1	(2)
Balance, end of period	$(6,647)	$25	$1,391	$(5,231)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Six Months Ended June 30, 2023
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(9,116)	$21	$420	$(8,675)
Net investment gains (losses) arising during the period	815	—	—	815
Reclassification adjustment:
Included in net income (loss)	120	—	—	120
Impact of net unrealized investment gains (losses)	—	(10)	1,296	1,286
Net unrealized investment gains (losses) excluding credit losses	(8,181)	11	1,716	(6,454)
Net unrealized investment gains (losses) with credit losses	(6)	—	1	(5)
Balance, end of period	$(8,187)	$11	$1,717	$(6,459)

	Six Months Ended June 30, 2022
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$4,462	$(703)	$(790)	$2,969
Net investment gains (losses) arising during the period	(11,655)	—	—	(11,655)
Reclassification adjustment:
Included in net income (loss)	554	—	—	554
Impact of net unrealized investment gains (losses)	—	728	2,179	2,907
Net unrealized investment gains (losses) excluding credit losses	(6,639)	25	1,389	(5,225)
Net unrealized investment gains (losses) with credit losses	(8)	—	2	(6)
Balance, end of period	$(6,647)	$25	$1,391	$(5,231)

The following tables disclose the fair values and gross unrealized losses of the 4,665 issues as of June 30, 2023 and the 4,798 issues as of December 31, 2022 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2023
Fixed Maturities:
Corporate	$5,661	$264	$29,006	$5,717	$34,667	$5,981
U.S. Treasury, government and agency	1,502	198	4,235	999	5,737	1,197
States and political subdivisions	52	1	227	66	279	67
Foreign governments	45	3	615	125	660	128
Residential mortgage-backed	153	3	649	91	802	94

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Asset-backed	666	5	6,688	269	7,354	274
Commercial mortgage-backed	151	7	2,928	577	3,079	584
Total at June 30, 2023	$8,230	$481	$44,348	$7,844	$52,578	$8,325

December 31, 2022:
Fixed Maturities:
Corporate	$22,034	$2,431	$15,014	$4,222	$37,048	$6,653
U.S. Treasury, government and agency	5,465	1,294	204	18	5,669	1,312
States and political subdivisions	91	18	158	58	249	76
Foreign governments	349	42	418	109	767	151
Residential mortgage-backed	665	49	79	35	744	84
Asset-backed	6,262	228	1,759	143	8,021	371
Commercial mortgage-backed	1,572	200	1,580	372	3,152	572
Total at December 31, 2022	$36,438	$4,262	$19,212	$4,957	$55,650	$9,219
The Company’s investments in fixed maturities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of the Company, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.1% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of June 30, 2023 and December 31, 2022 were $400 million and $327 million, respectively, representing 833.3% and 30.4% of the consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of June 30, 2023 and December 31, 2022, respectively, approximately $2.7 billion and $2.9 billion, or 4.1% and 4.3%, of the $65.7 billion and $68.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $161 million and $208 million as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, respectively, the $7.8 billion and $5.0 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either June 30, 2023 or December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2023, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
The Company has entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of June 30, 2023, the estimated fair value of loaned securities was $28.0 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of June 30, 2023, cash collateral received in the amount of $28.6 million was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in Other liabilities in the amount of cash collateral received. Securities lending transactions are used to

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the three and six months ended June 30, 2023.
Mortgage Loans on Real Estate
Accrued interest receivable on commercial and agricultural mortgage loans as of June 30, 2023 and December 31, 2022 was $76 million and $71 million, respectively. There was no accrued interest written off for commercial and agricultural mortgage loans for the six months ended June 30, 2023 and 2022.
As of June 30, 2023 and 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial mortgage loans and agricultural mortgage loans during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$133	$47	123	$57
Current-period provision for expected credit losses	7	11	17	1
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	7	11	17	1
Balance, end of period	$140	$58	$140	$58

Agricultural mortgages:
Balance, beginning of period	$6	$6	$6	$5
Current-period provision for expected credit losses	(1)	—	(1)	1
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	(1)	—	(1)	1
Balance, end of period	$5	$6	$5	$6

Total allowance for credit losses	$145	$64	$145	$64

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization and
•changes in credit quality and economic assumptions.
Credit Quality Information
The following tables summarize the Company’s mortgage loans segregated by risk rating exposure as of June 30, 2023 and December 31, 2022:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

Loan to Value (“LTV”) Ratios (1)

	June 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
0% - 50%	$190	$497	$129	$—	$—	$1,446	$—	$—	$2,262
50% - 70%	490	2,404	1,458	905	257	2,838	369	96	8,817
70% - 90%	244	363	497	463	290	1,600	—	35	3,492
90% plus	—	—	34	—	92	253	—	—	379
Total commercial	$924	$3,264	$2,118	$1,368	$639	$6,137	$369	$131	$14,950

Agricultural:
0% - 50%	$25	$163	$187	$241	$129	$826	$—	$—	$1,571
50% - 70%	15	187	168	201	65	318	—	—	954
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$40	$350	$355	$442	$194	$1,160	$—	$—	$2,541

Total mortgage loans:
0% - 50%	$215	$660	$316	$241	$129	$2,272	$—	$—	$3,833
50% - 70%	505	2,591	1,626	1,106	322	3,156	369	96	9,771
70% - 90%	244	363	497	463	290	1,616	—	35	3,508
90% plus	—	—	34	—	92	253	—	—	379
Total mortgage loans	$964	$3,614	$2,473	$1,810	$833	$7,297	$369	$131	$17,491

Debt Service Coverage (“DSC”) Ratios (2)

	June 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Mortgage loans:
Commercial:
Greater than 2.0x	$115	$687	$1,259	$1,113	$158	$2,943	$—	$—	$6,275
1.8x to 2.0x	—	—	181	163	172	722	213	96	1,547
1.5x to 1.8x	—	476	391	32	255	1,016	92	—	2,262
1.2x to 1.5x	439	814	165	—	—	821	—	—	2,239
1.0x to 1.2x	363	828	73	60	54	540	64	35	2,017
Less than 1.0x	7	459	49	—	—	95	—	—	610

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	June 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial	$924	$3,264	$2,118	$1,368	$639	$6,137	$369	$131	$14,950

Agricultural:
Greater than 2.0x	$5	$51	$39	$60	$21	$186	$—	$—	$362
1.8x to 2.0x	—	16	57	33	24	65	—	—	195
1.5x to 1.8x	6	69	31	110	18	208	—	—	442
1.2x to 1.5x	17	106	155	176	99	385	—	—	938
1.0x to 1.2x	8	90	73	59	26	291	—	—	547
Less than 1.0x	4	18	—	4	6	25	—	—	57
Total agricultural	$40	$350	$355	$442	$194	$1,160	$—	$—	$2,541

Total mortgage loans:
Greater than 2.0x	$120	$738	$1,298	$1,173	$179	$3,129	$—	$—	$6,637
1.8x to 2.0x	—	16	238	196	196	787	213	96	1,742
1.5x to 1.8x	6	545	422	142	273	1,224	92	—	2,704
1.2x to 1.5x	456	920	320	176	99	1,206	—	—	3,177
1.0x to 1.2x	371	918	146	119	80	831	64	35	2,564
Less than 1.0x	11	477	49	4	6	120	—	—	667
Total mortgage loans	$964	$3,614	$2,473	$1,810	$833	$7,297	$369	$131	$17,491
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
Past-Due and Nonaccrual Mortgage Loan Status
The following table provides information relating to the aging analysis of past-due mortgage loans as of June 30, 2023 and December 31, 2022, respectively:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
June 30, 2023:
Mortgage loans:
Commercial	$—	$—	$—	$—	$14,916	$14,916	$34	$14,950	$34	$1
Agricultural	15	4	12	31	2,491	2,522	19	2,541	3	—
Total	$15	$4	$12	$31	$17,407	$17,438	$53	$17,491	$37	$1
December 31, 2022:
Mortgage loans:
Commercial	$56	$—	$—	$56	$13,947	$14,003	$—	$14,003	$—	$—
Agricultural	3	5	13	21	2,553	2,574	16	2,590	—	—
Total	$59	$5	$13	$77	$16,500	$16,577	$16	$16,593	$—	$—
_______________
(1)Amounts presented at amortized cost basis.

As of June 30, 2023 and December 31, 2022, the carrying values of problem mortgage loans that had been classified as non-accrual loans were $17 million and $14 million, respectively. The carrying values of those mortgage loans are presented net of an allowance of $2 million and $2 million, respectively, as of June 30, 2023 and December 31, 2022.
Troubled Debt Restructuring
During the first quarter of 2023, we granted a modification to a $56 million commercial real estate loan, which is 0.3% of the mortgage loans on real estate. The modification reflects a pay and accrue structure where the loan was converted to interest only, and the pay rate is lower than the current rate beginning in 2023; 0.35% in 2023 and stepping up annually until it reaches the existing coupon of 5.0% in 2027. Interest between the pay rate and the coupon rate will be accrued and added to the loan monthly. Additionally, any excess cash flow above the pay rate will be applied to the loan. For the accounting policy pertaining to our TDRs see Note 2 of the Notes to these Consolidated Financial Statements.
During the three months ended June 30, 2023 and three and six months ended June 30, 2022, the Company identified an immaterial amount of TDRs.
Equity Securities
The table below presents a breakdown of unrealized and realized gains and (losses) on equity securities during the three and six months ended June 30, 2023 and 2022.
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$7	$(68)	$6	$(107)
Net investment gains (losses) recognized on securities sold during the period	(2)	1	(2)	(10)
Unrealized and realized gains (losses) on equity securities	$5	$(67)	$4	$(117)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Trading Securities
As of June 30, 2023 and December 31, 2022, respectively, the fair value of the Company’s trading securities was $304 million and $283 million. As of June 30, 2023 and December 31, 2022, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $46 million and $38 million.
The table below shows a breakdown of net investment income (loss) from trading securities during the three and six months ended June 30, 2023 and 2022:

Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$4	$(29)	$17	$(45)
Net investment gains (losses) recognized on securities sold during the period	(1)	(1)	(2)	(1)
Unrealized and realized gains (losses) on trading securities	3	(30)	15	(46)
Interest and dividend income from trading securities	2	3	4	5
Net investment income (loss) from trading securities	$5	$(27)	$19	$(41)
Net Investment Income
The following tables provides the components of Net investment income by investment type:

	Three Months Ended June 30,
	2023			2022
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$416	$272	$688	$586	$—	$586
Mortgage loans on real estate	111	87	198	138	—	138
Policy loans	49	—	49	50	—	50
Other equity investments	49	(35)	14	6	—	6
Trading securities	5	—	5	(27)	—	(27)
Other investment income	6	1	7	14	—	14
Gross investment income (loss)	636	325	961	767	—	767
Investment expenses	(46)	(30)	(76)	(72)	—	(72)
Net investment income (loss)	$590	$295	$885	$695	$—	$695
_______________
(1)“NI Modco” represents modco arrangement on non-insulated Separate Accounts as part of the Reinsurance Treaty with Equitable America.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Six Months Ended June 30,
	2023			2022
	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$1,087	$272	$1,359	$1,167	$—	$1,167
Mortgage loans on real estate	288	87	375	276	—	276
Policy loans	97	—	97	101	—	101
Other equity investments	70	(35)	35	58	—	58
Trading securities	19	—	19	(41)	—	(41)
Other investment income	12	1	13	29	—	29
Gross investment income (loss)	1,573	325	1,898	1,590	—	1,590
Investment expenses	(125)	(30)	(155)	(140)	—	(140)
Net investment income (loss)	$1,448	$295	$1,743	$1,450	$—	$1,450

Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses are as follows:

	Three Months Ended June 30,
	2023			2022
	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$(15)	$(34)	$(49)	$(222)	$—	$(222)
Mortgage loans on real estate	(5)	(2)	(7)	(12)	—	(12)
Other	(2)	—	(2)	(8)	—	(8)
Investment gains (losses), net	$(22)	$(36)	$(58)	$(242)	$—	$(242)

	Six Months Ended June 30,
	2023			2022
	Excluding Funds Withheld and NI Modco	Funds Withheld Assets and NI Modco	Total	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$(86)	$(34)	$(120)	$(554)	$—	$(554)
Mortgage loans on real estate	(14)	(2)	(16)	(2)	—	(2)
Other	—	—	—	(8)	—	(8)
Investment gains (losses), net	$(100)	$(36)	$(136)	$(564)	$—	$(564)

For the three and six months ended June 30, 2023 and 2022, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million $1 million, $1 million and $1 million.

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
Notes to Consolidated Financial Statements, (Unaudited) Continued
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
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:
Derivative Instruments by Category

	June 30, 2023
			Fair Value
	Notional Amount	Notional Amount- FWH and NI Modco	Derivative Assets	Derivative Assets - FWH and NI Modco	Derivative Liabilities	Derivative Liabilities - FWH and NI Modco
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$1,633	$—	$110	$—	$82	$—
Interest swaps	955	—	—	—	320	—
Total: designated for hedge accounting	2,588	—	110	—	402	—
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	3,381	2,305	—	—	—	—
Swaps	1,896	11,115	6	43	—	—
Options	6,531	39,938	1,806	8,952	420	2,264
Interest rate contracts:
Futures	585	8,164	—	—	—	—
Swaps	1,018	885	1	5	117	—
Credit contracts:
Credit default swaps	98	—	—	—	2	—
Currency contracts:
Currency swaps	455	—	1	—	8	—
Other freestanding contracts:
Margin	—	—	69	258	—	—
Collateral	—	—	158	—	6,927	—
Total: Not designated for hedge accounting	13,964	62,407	2,041	9,258	7,474	2,264

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2) (5)	—	—	6,600	—	8,148	—
Funds withheld payable (3)	—	—	—	—	(136)	—
Modco payable (4)	—	—	166	—	—	—
Total embedded derivatives	—	—	6,766	—	8,012	—

Total derivative instruments	$16,552	$62,407	$8,917	$9,258	$15,888	$2,264
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.
(3)Reported in funds withheld payable in the consolidated balance sheets.
(4)Recorded in amounts due from reinsurers.
(5)SCS embedded derivative asset is recorded as a Modco receivable. This is presented net within consolidated balance sheets.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	December 31, 2022
			Fair Value
	Notional Amount	Notional Amount - FWH and NI Modco	Derivative Assets	Derivative Assets - FWH and NI Modco	Derivative Liabilities	Derivative Liabilities - FWH and NI Modco

Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$1,431	$—	$99	$—	$85	$—
Interest swaps	955	—	—	—	294	—
Total: designated for hedge accounting	2,386	—	99	—	379	—
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	4,320	—	—	—	—	—
Swaps	11,159	—	38	—	—	—
Options	39,863	—	7,549	—	3,396	—
Interest rate contracts:
Futures	12,693	—	—	—	—	—
Swaps	1,498	—	—	—	166	—
Credit contracts:
Credit default swaps	102	—	—	—	2	—
Currency contracts:
Currency swaps	397	—	4	—	13	—
Other freestanding contracts:
Margin	—	—	193	—	—	—
Collateral	—	—	142	—	4,469	—
Total: Not designated for hedge accounting	70,032	—	7,926	—	8,046	—

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	—	—	4,077	—
Funds withheld payable	—	—	—	—	—	—
Modco payable	—	—	—	—	—	—
Total embedded derivatives	—	—	—	—	4,077	—

Total derivative instruments	$72,418	$—	$8,025	$—	$12,502	$—

______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.

The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):

Three Months Ended June 30, 2023					Six Months Ended June 30, 2023
Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
(in millions)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$2	$—	$2	$8	$3	$10	$—	$5	$(26)	$28
Interest swaps	(16)	—	—	—	30	(21)	—	—	—	2
Total: designated for hedge accounting	(14)	—	2	8	33	(11)	—	5	(26)	30
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	58	(158)	—	—	—	(96)	(158)	—	—	—
Swaps	(113)	(591)	—	—	—	(716)	(591)	—	—	—
Options	361	2,032	—	—	—	1,858	2,032	—	—	—
Interest rate contracts:
Futures	(19)	76	—	—	—	(62)	76	—	—	—
Swaps	(61)	5	—	—	—	(14)	5	—	—	—
Swaptions	—	—	—	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	—	—	—	—	—	—
Currency contracts:
Currency swaps	(9)	—	—	—	—	(19)	—	—	—	—
Currency forwards	—	—	—	—	—	—	—	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	217	1,364	—	—	—	951	1,364	—	—	—

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features	(453)	—	—	—	—	(2,027)	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

Funds withheld payable	599	—	—	—	—	599	—	—	—	—
Modco payable	(1,930)	—	—	—	—	(1,930)	—	—	—	—
Total embedded derivatives	(1,784)	—	—	—	—	(3,358)	—	—	—	—

Total derivatives	$(1,581)	$1,364	$2	$8	$33	$(2,418)	$1,364	$5	$(26)	$30

	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022
	Net Derivatives Gains (Losses) (1) (2)	Net - FWH and NI Modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net - FWH and NI Modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$18	$—	$1	$8	$(8)	$14	$—	$2	$(10)	$5
Interest swaps	(27)	—	—	—	168	(41)	—	—	—	148
Total: designated for hedge accounting	(9)	—	1	8	160	(27)	—	2	(10)	153
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	455	—	—	—	—	515	—	—	—	—
Swaps	2,036	—	—	—	—	2,762	—	—	—	—
Options	(3,444)	—	—	—	—	(3,731)	—	—	—	—
Interest rate contracts:
Futures	(533)	—	—	—	—	(1,034)	—	—	—	—
Swaps	(154)	—	—	—	—	(303)	—	—	—	—
Swaptions	—	—	—	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	8	—	—	—	—	8	—	—	—	—
Currency contracts:
Currency swaps	13	—	—	—	—	18	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

Currency forwards	—	—	—	—	—	—	—	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	(1,619)	—	—	—	—	(1,765)	—	—	—	—

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features	3,466	—	—	—	—	3,776	—	—	—	—
Funds withheld payable	—	—	—	—	—	—	—	—	—	—
Modco payable	—	—	—	—	—	—	—	—	—	—
Total embedded derivatives	3,466	—	—	—	—	3,776	—	—	—	—

Total derivatives	$1,838	$—	$1	$8	$160	$1,984	$—	$2	$(10)	$153
_____________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)For the three and six months ended June 30, 2023 and 2022, investment fees of $4 million and $4 million, $8 million and $6 million respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).

The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$19	$(215)	$22	$(208)
Amount recorded in AOCI
Currency swaps	13	3	6	—
Interest swaps	10	137	(27)	98
Total amount recorded in AOCI	23	140	(21)	98
Amount reclassified from AOCI to income
Currency swaps (1)	(10)	(10)	22	6
Interest swaps (1)	20	31	29	50
Total amount reclassified from AOCI to income	10	21	51	56
Balance, end of period (2)	$52	$(54)	$52	$(54)
______________
(1)    Currency swaps reclassified from AOCI to income are reported in net investment income in the consolidated statements of income (loss). Interest swaps reclassified from AOCI to income are reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)     The Company does not estimate the amount of the deferred losses in AOCI at three and six months ended June 30, 2023 and 2022 which will be released and reclassified into Net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of June 30, 2023 and December 31, 2022 are exchange-traded and net settled daily in cash. As of June 30, 2023 and December 31, 2022, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $260 million and $222 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $82 million and $103 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $16 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of June 30, 2023 and December 31, 2022, respectively, the Company held $6.9 billion and $4.5 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $158 million and $142 million as of June 30, 2023 and December 31, 2022, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of June 30, 2023 and December 31, 2022 there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments as of June 30, 2023 and December 31, 2022:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of June 30, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$11,410	$8,772	$2,638	$(1,367)	$1,271
Secured Lending	29	—	29	—	29
Other financial assets	1,980	—	1,980	—	1,980
Other invested assets	$13,419	$8,772	$4,647	$(1,367)	$3,280

Liabilities:
Derivative liabilities	$8,773	$8,772	$1	$—	$1
Secured Lending	29	—	29	—	29
Other financial liabilities	2,520	—	2,520	—	2,520
Other liabilities	$11,322	$8,772	$2,550	$—	$2,550
______________
(1)Financial instruments sent (held).
As of December 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$8,024	$6,980	$1,044	$(848)	$196
Secured Lending	—	—	—	—	—
Other financial assets	1,791	—	1,791	—	1,791
Other invested assets	$9,815	$6,980	$2,835	$(848)	$1,987

Liabilities:
Derivative liabilities	$7,577	$6,980	$597	$—	$597
Secured Lending	—	—	—	—	—
Other financial liabilities	4,588	—	4,588	—	4,588
Other liabilities	$12,165	$6,980	$5,185	$—	$5,185
______________
(1)Financial instruments sent (held).

5)    CLOSED BLOCK
As a result of demutualization, the Company’s Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 5 to the Company’s consolidated financial statements included in the Recast 2022 Annual Report.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,564	$5,692
Policyholder dividend obligation	—	—
Other liabilities	129	68
Total Closed Block liabilities	5,693	5,760

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,065 and $3,171) (allowance for credit losses of $0 and $0)	2,857	2,948
Mortgage loans on real estate (net of allowance for credit losses of $4 and $4)	1,649	1,645
Policy loans	556	569
Cash and other invested assets	16	—
Other assets	221	187
Total assets designated to the Closed Block	5,299	5,349

Excess of Closed Block liabilities over assets designated to the Closed Block	394	411
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $44 and $47	(164)	(177)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$230	$234

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenues:
Premiums and other income	$29	$31	$59	$64
Net investment income (loss)	52	54	103	112
Investment gains (losses), net	—	(1)	—	—
Total revenues	81	84	162	176

Benefits and Other Deductions:
Policyholders’ benefits and dividends	75	80	158	156
Other operating costs and expenses	—	—	—	—
Total benefits and other deductions	75	80	158	156
Net income (loss), before income taxes	6	4	4	20
Income tax (expense) benefit	(1)	—	(2)	(2)
Net income (loss)	$5	$4	$2	$18

6)     DAC AND OTHER DEFERRED ASSETS/LIABILITIES
Changes in the DAC asset for the six months ended June 30, 2023 and 2022 were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Six Months Ended June 30, 2023
	Term	UL	VUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB	Total
	(in millions)
Balance, beginning of period	$362	$20	$112	$1,585	$156	$147	$1,266	$213	$711	$89	$127	$4,788
Capitalization	7	2	36	26	5	12	113	14	33	5	—	253
Amortization	(19)	(1)	(4)	(68)	(6)	(7)	(92)	(12)	(21)	(8)	(5)	(243)
Recovery of acquisition cost (1)	—	—	—	(6)	(2)	(1)	(4)	(2)	(6)	—	—	(21)
Balance, end of period	$350	$21	$144	$1,537	$153	$151	$1,283	$213	$717	$86	$122	$4,777
______________
(1) Related to the Reinsurance Transaction, and is recorded in other income.

	Six Months Ended June 30, 2022
	Term	UL	VUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB	Total
	(in millions)
Balance, beginning of period	$385	$14	$50	$1,639	$156	$121	$1,070	$209	$678	$94	$138	$4,554
Capitalization	9	4	36	50	6	21	189	16	36	7	—	374
Amortization	(21)	—	(2)	(66)	(6)	(7)	(81)	(11)	(20)	(10)	(6)	(230)
Recovery of acquisition cost	—	—	—	—	—	—	—	—	—	—	—	—
Balance, end of period	$373	$18	$84	$1,623	$156	$135	$1,178	$214	$694	$91	$132	$4,698

Changes in the Sales Inducement Assets for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023		2022
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$137	$200	$147	$222
Capitalization	—	—	1	—
Amortization	(6)	(10)	(6)	(11)
Balance, end of period	$131	$190	$142	$211

Changes in the Unearned Revenue Liability for the six months ended June 30, 2023 and 2022 were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Six Months Ended June 30,
	2023		2022
	UL	VUL	UL	VUL
	(in millions)
Balance, beginning of period	$95	$525	$80	$501
Capitalization	9	29	11	27
Amortization	(3)	(17)	(3)	(16)
Recovery of unearned revenue	(1)	—	—	—
Balance, end of period	$100	$537	$88	$512

The following table presents a reconciliation of DAC to the consolidated balance sheet as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in millions)
Term	$350	$362
UL	21	20
VUL	144	112
GMxB Core	1,537	1,585
EQUI-VEST Individual	153	156
Investment Edge	151	147
SCS	1,283	1,266
GMxB Legacy	213	213
EQUI-VEST Group	717	711
Momentum	86	89
Closed Block	122	127
Other	24	26
Total	$4,801	$4,814
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of June 30, 2023 and December 31, 2022, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Fair Value Measurements as of June 30, 2023

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$36,081	$1,976	$38,057
U.S. Treasury, government and agency	—	5,804	—	5,804
States and political subdivisions	—	447	27	474
Foreign governments	—	738	—	738
Residential mortgage-backed (2)	—	840	—	840
Asset-backed (3)	—	8,431	—	8,431
Commercial mortgage-backed	—	3,107	34	3,141
Redeemable preferred stock	—	44	—	44
Total fixed maturities, AFS	—	55,492	2,037	57,529
Other equity investments	155	453	53	661
Trading securities	178	126	—	304
Other invested assets:
Short-term investments	—	618	—	618
Assets of consolidated VIEs/VOEs	—	—	52	52
Swaps	—	(361)	—	(361)
Credit default swaps	—	(2)	—	(2)
Options	—	8,074	—	8,074
Total other invested assets	—	8,329	52	8,381
Cash equivalents	1,787	1,365	—	3,152
Purchased market risk benefits	—	—	17,334	17,334
Assets for market risk benefits	—	—	751	751
Separate Accounts assets (4)	116,281	2,535	1	118,817
Modco receivable (6)	—	—	166	166
SCS, SIO, MSO and IUL indexed features’ asset	—	6,600	—	—
Total Assets	$118,401	$74,900	$20,394	$207,095

Liabilities:
SCS, SIO, MSO and IUL indexed features’ liability	—	8,148	—	8,148
Liabilities for market risk benefits	—	—	13,629	13,629
Funds withheld payable (5)	—	—	(136)	(136)
Total Liabilities	$—	$8,148	$13,493	$21,641
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of June 30, 2023 the fair value of such investments was $402 million.
(5)As discussed in Note 2 to these Consolidated Financial Statements, the funds withheld payable is created through a funds withheld and modified coinsurance arrangements where the investments supporting the reinsurance agreement are withheld by and continue to reside on the Company’s consolidated balance sheet. This embedded derivative is valued as a total return swap with references to the fair value of the invested assets held by the Company, which are primarily AFS securities.
(6)Reflected in amounts due from reinsurers.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Fair Value Measurements as of December 31, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$37,360	$2,103	$39,463
U.S. Treasury, government and agency	—	5,738	—	5,738
States and political subdivisions	—	442	29	471
Foreign governments	—	836	—	836
Residential mortgage-backed (2)	—	777	—	777
Asset-backed (3)	—	8,449	—	8,449
Commercial mortgage-backed	—	3,138	32	3,170
Redeemable preferred stock	—	43	—	43
Total fixed maturities, AFS	—	56,783	2,164	58,947
Other equity investments	137	478	12	627
Trading securities	160	123	—	283
Other invested assets:
Short-term investments	—	485	—	485
Assets of consolidated VIEs/VOEs	—	—	5	5
Swaps	—	(416)	—	(416)
Credit default swaps	—	(2)	—	(2)
Options	—	4,153	—	4,153
Total other invested assets	—	4,220	5	4,225
Cash equivalents	397	258	—	655
Purchased market risk benefits	—	—	10,490	10,490
Assets for market risk benefits	—	—	478	478
Separate Accounts assets (4)	108,378	2,429	1	110,808
Modco payable	—	—	—	—
Total Assets	$109,072	$64,291	$13,150	$186,513

Liabilities:
SCS, SIO, MSO and IUL indexed features’ liability	—	4,077	—	4,077
Liabilities for market risk benefits	—	—	15,751	15,751
Funds withheld payable	—	—	—	—
Total Liabilities	$—	$4,077	$15,751	$19,828
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
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
Funds Withheld Payable
Reinsurance agreements written on a funds withheld or modified coinsurance basis contain embedded derivatives. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by the Company. The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques. The valuation utilizing the asset value component for valuation of the embedded derivative requires certain significant inputs, which are generally not observable, and accordingly, the valuation is considered Level 3 in the fair value hierarchy. The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques. The valuation utilizing the asset value component for the valuation for the embedded derivatives requires certain significant inputs, which are generally not observable, and accordingly, the valuation is considered Level 3 in the fair value hierarchy.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.
Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as pre-payment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. The Company’s AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
guarantees that the benefit paid upon death will not be less than a guaranteed benefit base. If the contract’s account value is less than the benefit base at the time a death claim is paid, the amount payable will be equal to the benefit base.
Purchased MRB assets, which are accounted for as market risk benefits carried at fair value are also considered Level 3 for fair value leveling. The Purchased MRB asset fair value reflects the present value of reinsurance premiums, net of recoveries, adjusted for risk margins and nonperformance risk over a range of market consistent economic scenarios while the MRB asset and liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins and nonperformance risk, attributable to the MRB asset and liability over a range of market-consistent economic scenarios.
The valuations of the MRBs and Purchased MRB assets incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Accounts funds. The credit risks of the counterparty and of the Company are considered in determining the fair values of its MRBs and Purchased MRB asset after taking into account the effects of collateral arrangements. Incremental adjustment to the risk free curve for counterparty non-performance risk is made to the fair values of the Purchased MRB assets. Risk margins were applied to the non-capital markets inputs to the MRBs and Purchased MRB valuations.
After giving consideration to collateral arrangements, the Company reduced the fair value of its Purchased MRB asset by $2.5 billion and $1.1 billion as of June 30, 2023 and December 31, 2022, respectively, to recognize incremental counterparty non-performance risk.
The funds withheld embedded derivative liability is determined based upon a total return swap technique referencing the fair value of the investments held under the reinsurance contract as collateral and requires certain unobservable inputs. The funds withheld embedded derivative are considered Level 3 in the fair value hierarchy.
The Company’s consolidated VIEs/VOEs hold investments that are classified as Level 3, primarily corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2023, fixed maturities with fair values of $301 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $11 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 650.0% of total equity as of June 30, 2023.
During the six months ended June 30, 2022, fixed maturities with fair values of $115 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $65 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 4.4% of total equity as of June 30, 2022.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses) for the three and six months ended June 30, 2023 and 2022, respectively. Not included below are the changes in balances related to market risk benefits and purchased market risk benefits level 3 assets and liabilities, which are included in Note 9 of the Notes to these Consolidated Financial Statements.

Level 3 Instruments - Fair Value Measurements

	Three Months Ended June 30, 2023
	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, beginning of period	$1,914	$28	$34	$12
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

Net investment income (loss)	2	—	—	—
Investment gains (losses), net	(8)	—	—	—
Subtotal	(6)	—	—	—
Other comprehensive income (loss)	(8)	1	—	—
Purchases	180	—	—	(12)
Sales	(72)	(2)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	11	—	—	—
Transfers out of Level 3 (1)	(43)	—	—	—
Balance, end of period	$1,976	$27	$34	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(8)	$1	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2023 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Three Months Ended June 30, 2023
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
	(in millions)
Balance, beginning of period	$14	$1	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—
Net derivative gains (losses)	—	—	(136)	166
Total realized and unrealized gains (losses)	—	—	(136)	166
Other comprehensive income (loss)	—	—	—	—
Purchases	44	—	—	—
Sales	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	47	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$105	$1	$(136)	$166
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
______________

(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Three Months Ended June 30, 2022
	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, beginning of period	$1,672	$32	$238	$332
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1		—	—
Investment gains (losses), net	(1)		—	—
Subtotal	—	—	—	—
Other comprehensive income (loss)	(51)	(1)	(1)	—
Purchases	317	—	(212)	(314)
Sales	(74)	(1)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	(5)	—	—	—
Transfers out of Level 3 (1)	(107)	—	—	—
Balance, end of period	$1,752	$30	$25	$18
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(51)	$(1)	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2022 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Three Months Ended June 30, 2022
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
	(in millions)
Balance, beginning of period	$11	$—	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	8	—	—	—
Sales	—	1	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$18	$1	$—	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
    ______________

(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

	Six Months Ended June 30, 2023
	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, beginning of period	$2,103	$29	$32	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—
Investment gains (losses), net	(11)	—	—	—
Subtotal	(8)	—	—	—
Other comprehensive income (loss)	10	—	—	—
Purchases	323	—	2	—
Sales	(162)	(2)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	11	—	—	—
Transfers out of Level 3 (1)	(301)	—	—	—
Balance, end of period	$1,976	$27	$34	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$9	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2023 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Six Months Ended June 30, 2023
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
	(in millions)
Balance, beginning of period	$17	$1	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(3)	—	—	—
Net derivative gains (losses)	—	—	(136)	166
Total realized and unrealized gains (losses)	(3)	—	(136)	166
Other comprehensive income (loss)	—	—	—	—
Purchases	44	—	—	—
Sales	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	47	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$105	$1	$(136)	$166
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(3)	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Six Months Ended June 30, 2022
	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, beginning of period	$1,493	$35	$20	$8
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	—	—	—	—
Subtotal	2	—	—	—
Other comprehensive income (loss)	(81)	(4)	(2)	—
Purchases	548	—	7	11
Sales	(160)	(1)	—	(1)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	65	—	—	—
Transfers out of Level 3 (1)	(115)	—	—	—
Balance, end of period	$1,752	$30	$25	$18
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(78)	$(4)	$(2)	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2022 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

Six Months Ended June 30, 2022
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
(in millions)
Balance, beginning of period	$13	$1	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	8	—	—	—
Sales	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$18	$1	$—	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2023 and December 31, 2022, respectively:

Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2023

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$335	Matrix pricing model	Spread over benchmark	20 bps - 245 bps	162 bps
	1,074	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	5.3x - 33.7x 8.9% - 22.7% 0.7x - 14.5x 0.0% - 64.0%	14.1x 10.9% 6.6x 14.3%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
Other equity investments	2	Discounted Cash Flow	Earnings multiple	6.8x - 14.7x	8.0x
Purchased MRB asset (1) (2) (4)	17,334	Discounted cash flow	Lapse rates Withdrawal rates GMIB utilization rates Non-performance risk Volatility rates - equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.26% - 35.42% 0.00% - 10.93% 0.04% - 100.00% 55 bps - 141 bps 11% - 27% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	2.56% 0.53% 5.42% 58 bps 23% 2.76% (same for all ages) (same for all ages)
Liabilities: (5)
Direct MRB (1) (2) (3) (4)	$12,878	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	192 bps 0.26% - 35.42% 0.00% - 10.93% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 40.00%	192 bps 3.44% 0.73% 4.99% 2.51% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $13.6 billion of MRB liabilities and $751 million of MRB assets.
(4)Includes Legacy and Core products.
(5)    Funds withheld payable that contain embedded derivatives held at fair value are excluded from the tables above. The funds withheld payable embedded derivative utilizes a total return swap technique which incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation.
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

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
Excluded from the tables above as of June 30, 2023 and December 31, 2022, respectively, are approximately $732 million and $736 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants.Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of June 30, 2023 and December 31, 2022, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of June 30, 2023 and December 31, 2022, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
Market Risk Benefits
Significant unobservable inputs with respect to the fair value measurement of the Purchased MRB assets and MRB liabilities identified in the table above are developed using Company data. Future policyholder behavior is an unobservable market assumption and as such all aspects of policyholder behavior are derived based on recent historical experience. These policyholder behaviors include lapses, pro-rata withdrawals, dollar for dollar withdrawals, GMIB

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
utilization, deferred mortality and payout phase mortality. Many of these policyholder behaviors have dynamic adjustment factors based on the relative value of the rider as compared to the account value in different economic environments. This applies to all variable annuity related products; products with GMxB riders including but not limited to GMIB, GMDB and GWL.
Lapse rates are adjusted at the contract level based on a comparison of the value of the embedded GMxB rider and the current policyholder account value, which include other factors such as considering surrender charges. Generally, lapse rates are assumed to be lower in periods when a surrender charge applies. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. For valuing Purchased MRB assets and MRB liabilities, lapse rates vary throughout the period over which cash flows are projected.
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values as of June 30, 2023 and December 31, 2022 for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements are presented in the table below:
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2023:
Mortgage loans on real estate	$17,346	$—	$—	$15,457	$15,457
Policy loans	$3,581	$—	$—	$3,864	$3,864
Loans to affiliates	$1,900	$—	$1,775	$—	$1,775
Policyholders’ liabilities: Investment contracts	$1,674	$—	$—	$1,531	$1,531
Funds withheld payable	$10,751	$—	$—	$10,751	$10,751
Modco payable	$30,022	$—	$—	$30,022	$30,022
FHLB funding agreements	$8,878	$—	$8,784	$—	$8,784
FABN funding agreements	$6,747	$—	$6,163	$—	$6,163
Funding agreement-backed commercial paper (FABCP)	$580	$—	$590	$—	$590
Separate Accounts liabilities	$10,546	$—	$—	$10,546	$10,546

December 31, 2022:
Mortgage loans on real estate	$16,464	$—	$—	$14,675	$14,675
Policy loans	$3,563	$—	$—	$3,850	$3,850
Loans to affiliates	$1,900	$—	$1,755	$—	$1,755
Policyholders’ liabilities: Investment contracts	$1,801	$—	$—	$1,645	$1,645
Funds withheld payable	$—	$—	$—	$—	$—
Modco Payable	$—	$—	$—	$—	$—
FHLB funding agreements	$8,505	$—	$8,390	$—	$8,390
FABN funding agreements	$7,095	$—	$6,384	$—	$6,384
Separate Accounts liabilities	$10,236	$—	$—	$10,236	$10,236

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
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
FABCP Funding Agreements
The fair value of Equitable Financial’s FABCP funding agreements are reflective of the notional/par value outstanding.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS

The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheet as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in millions)
Reconciliation
Term	$1,318	$1,359
Payout - Non-Legacy	834	828
Payout - Legacy	3,101	2,689
Group Pension - Benefit Reserve & DPL	503	523
Health	1,533	1,560
UL	1,162	1,119
Subtotal	8,451	8,078
Whole Life Closed Block and Open Block products	5,564	5,687
Other (1)	589	608
Future policyholder benefits total	14,604	14,373
Other policyholder funds and dividends payable	1,455	1,562
Total	$16,059	$15,935
______________
(1)Primarily consists of Future policy benefits related to Assumed Life and Disability, Group Life Run off, Variable Interest Sensitive Life rider and Major Medical products.

The following tables summarize balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts for the six months ended June 30, 2023 and 2022:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Six Months Ended June 30, 2023					Six Months Ended June 30, 2022
	Term	Payout - Non-Legacy	Payout-Legacy	Group Pension	Health	Term	Payout-Non-Legacy	Payout-Legacy	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums
Balance, beginning of period	$2,090	$—	$—	$—	$(6)	$2,472	$—	$—	$—	$22
Beginning balance at original discount rate	2,069	—	—	—	(6)	1,854	—	—	—	19
Effect of changes in cash flow assumptions	8	—	—	—	—	—	—	—	—	—
Effect of actual variances from expected experience	4	—	—	—	(6)	61	—	—	—	(12)
Adjusted beginning of period balance	2,081	—	—	—	(12)	1,915	—	—	—	7
Issuances	32	—	—	—	—	45	—	—	—	—
Interest accrual	50	—	—	—	—	47	—	—	—	—
Net premiums collected	(99)	—	—	—	1	(96)	—	—	—	—
Ending Balance at original discount rate	2,064	—	—	—	(11)	1,911	—	—	—	7
Effect of changes in discount rate assumptions	35	—	—	—	—	173	—	—	—	1
Balance, end of period	$2,099	$—	$—	$—	$(11)	$2,084	$—	$—	$—	$8

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Six Months Ended June 30, 2023					Six Months Ended June 30, 2022
	Term	Payout - Non-Legacy	Payout - Legacy	Group Pension	Health	Term	Payout - Non-Legacy	Payout - Legacy	Group Pension	Health
	( in millions)
Present Value of Expected Future Policy Benefits
Balance, beginning of period	$3,449	$828	$2,689	$523	$1,554	$4,274	$1,114	$2,547	$683	$2,092
Beginning balance of original discount rate	3,376	845	3,024	583	1,795	3,225	883	2,400	632	1,915
Effect of changes in cash flow assumptions	9	—	—	—	(1)	—	—	—	—	—
Effect of actual variances from expected experience	6	—	—	—	(6)	68	—	(2)	—	(13)
Adjusted beginning of period balance	3,391	845	3,024	583	1,788	3,293	883	2,398	632	1,902
Issuances	34	26	474	—	—	48	14	342	—	—
Interest accrual	84	19	44	10	29	82	20	32	11	31
Benefits payments	(182)	(46)	(132)	(34)	(71)	(217)	(51)	(96)	(35)	(84)
Ending balance at original discount rate	3,327	844	3,410	559	1,746	3,206	866	2,676	608	1,849
Effect of changes in discount rate assumptions	90	(10)	(309)	(56)	(224)	308	36	(233)	(36)	(154)
Balance, end of period	$3,417	$834	$3,101	$503	$1,522	$3,514	$902	$2,443	$572	$1,695

Net liability for future policy benefits	$1,318	$834	$3,101	$503	$1,533	$1,430	$902	$2,443	$572	$1,687
Less: Reinsurance recoverable	(199)	(9)	(797)	—	(1,217)	(229)	—	(276)	—	(1,342)
Net liability for future policy benefits, after reinsurance recoverable	$1,119	$825	$2,304	$503	$316	$1,201	$902	$2,167	$572	$345

Weighted-average duration of liability for future policyholder benefits (years)	7.0	9.4	7.8	7.1	8.8	7.4	9.6	8.3	7.2	8.8

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,899	$6,002
Expected future gross premiums (undiscounted)	7,108	7,245
Expected future benefit payments and expenses (discounted)	3,417	3,449
Expected future gross premiums (discounted)	3,856	3,883

Payout-Legacy

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	June 30, 2023	December 31, 2022
	(in millions)
Expected future benefit payments and expenses (undiscounted)	$4,533	$3,947
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	3,018	2,607
Expected future gross premiums (discounted)	—	—

Payout-Non-Legacy
Expected future benefit payments and expenses (undiscounted)	$1,446	$1,460
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	806	801
Expected future gross premiums (discounted)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	$698	$730
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	483	563
Expected future gross premiums (discounted)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	$2,432	$2,510
Expected future gross premiums (undiscounted)	91	99
Expected future benefit payments and expenses (discounted)	1,503	1,533
Expected future gross premiums (discounted)	72	78

The tables below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$117	$116	$34	$35
Payout - Legacy	45	45	44	32
Payout - Non-Legacy	16	12	19	20
Group Pension	—	—	10	11
Health	4	5	29	31
Total	$182	$178	$136	$129

The following table provides the weighted average interest rates for the liability for future policy benefits as of June 30, 2023 and December 31, 2022:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	June 30, 2023	December 31, 2022

Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.7%
Current discount rate	5.0%	5.1%
Payout - Legacy
Interest accretion rate	3.8%	3.4%
Current discount rate	5.1%	5.0%
Payout - Non-Legacy
Interest accretion rate	4.9%	4.9%
Current discount rate	5.1%	5.2%
Group Pension
Interest accretion rate	3.4%	3.4%
Current discount rate	5.0%	5.1%
Health
Interest accretion rate	3.4%	3.3%
Current discount rate	5.2%	5.2%

The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	UL
	(in millions)
Balance, beginning of period	$1,120	$1,082
Beginning balance before AOCI adjustments	1,135	1,076
Effect of changes in interest rate and cash flow assumptions and model changes	—	5
Effect of actual variances from expected	4	7
Adjusted beginning of period balance	1,139	1,088
Interest accrual	25	24
Net assessments collected	36	34
Benefit payments	(30)	(37)
Ending balance before shadow reserve adjustments	1,170	1,109
Effect of reserve adjustment recorded in AOCI	(8)	(22)
Balance, end of period	$1,162	$1,087

Net liability for additional liability	$1,162	$1,087
Less: Reinsurance recoverable	(901)	(561)
Net liability for additional liability, after reinsurance recoverable	$261	$526

Weighted-average duration of additional liability - death benefit (years)	21.4	22.5
______________

The following tables provides the revenue, interest and weighted average interest rates, related to the additional insurance liabilities for the six months ended June 30, 2023 and 2022:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Six Months Ended June 30,
	2023	2022	2023	2022
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$350	$310	$25	$24
Total	$350	$310	$25	$24

	Six Months Ended June 30,
	2023	2022

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%

9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for the market risk benefits for the GMxB benefits on deferred variable annuities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	GMxB Core	Purchased MRB Core (3)	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy(3)	Net GMxB Legacy
	(in millions)
Balance, beginning of period	$333	$—	$333	$14,082	$(10,746)	$3,336
Beginning balance before changes in the instrument specific credit risk	560	—	560	15,599	(10,648)	4,952
Model changes and effect of changes in cash flow assumptions	—	—	—	—	—	—
Actual market movement effect	(116)	105	(11)	(637)	585	(52)
Interest accrual	19	(9)	10	195	(202)	(7)
Attributed fees accrued (1)	110	(99)	11	208	(155)	53
Benefit payments	(12)	12	—	(345)	338	(7)
Actual policyholder behavior different from expected behavior	3	(4)	(1)	(6)	(3)	(9)
Changes in future economic assumptions	(193)	217	24	(872)	822	(50)
Issuances	(1)	(1,294)	(1,295)	—	(6,865)	(6,866)
Ending balance before changes in the instrument-specific credit risk	370	(1,072)	(702)	14,142	(16,128)	(1,986)
Changes in the instrument-specific credit risk (2)	(215)	1	(214)	(1,422)	(95)	(1,517)
Balance, end of period	$155	$(1,071)	$(916)	$12,720	$(16,223)	$(3,503)

Weighted-average age of policyholders (years)	64.0	64.4	—	72.8	73.0	—
Net amount at risk	$3,159	$3,072	$—	$22,195	$21,728	$—
_______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.
(3)    Purchased MRB is the impact of non-affiliated reinsurance and affiliated reinsurance with Equitable America. Effective April 1, 2023, the Company recorded $8.2 billion of Purchased MRB as result of the Reinsurance Treaty. See Notes 1 and 17 for additional information.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Three Months Ended June 30, 2022
	GMxB Core	Purchased MRB Core (3)	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy (3)	Net GMxB Legacy
	(in millions)
Balance, beginning of period	$507	$—	$507	$16,929	$(12,680)	$4,248
Beginning balance before changes in the instrument specific credit risk	544	—	544	17,899	(12,616)	5,283
Model changes and effect of changes in cash flow assumptions	—	—	—	—	—	—
Actual market movement effect	664	—	664	2,562	(1,050)	1,512
Interest accrual	12	—	12	179	(104)	75
Attributed fees accrued (1)	107	—	107	219	(62)	157
Benefit payments	(8)	—	(8)	(282)	152	(130)
Actual policyholder behavior different from expected behavior	4	—	4	26	(26)	—
Changes in future economic assumptions	(542)	—	(542)	(2,868)	1,962	(906)
Issuances	—	—	—	—	—	—
Ending balance before changes in the instrument-specific credit risk	781	—	781	17,735	(11,744)	5,991
Changes in the instrument-specific credit risk (2)	(357)	—	(357)	(2,027)	(101)	(2,128)
Balance, end of period	$424	$—	$424	$15,708	$(11,845)	$3,863

Weighted-average age of policyholders (years)	63.1	—	—	72.2	71.8	—
Net amount at risk	$3,170	$—	$—	$22,421	$11,946	$—
_______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.
(3)    Purchased MRB is the impact of non-affiliated reinsurance and affiliated reinsurance with Equitable America. Effective April 1, 2023, the Company recorded $8.2 billion of Purchased MRB as result of the Reinsurance Treaty. See Notes 1 and 17 for additional information.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Six Months Ended June 30, 2023
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy (4)	Net GMxB Legacy
	(in millions)
Balance, beginning of period	$539	$—	$539	$14,699	$(10,492)	$4,207
Beginning balance before changes in the instrument specific credit risk	538	—	538	15,314	(10,438)	4,876
Model changes and effect of changes in cash flow assumptions	—	—	—	—	—	—
Actual market movement effect	(322)	105	(217)	(1,381)	978	(403)
Interest accrual	37	(9)	28	392	(358)	34
Attributed fees accrued (1)	204	(99)	105	418	(238)	180
Benefit payments	(24)	12	(12)	(687)	523	(164)
Actual policyholder behavior different from expected behavior	8	(4)	4	15	(20)	(5)
Changes in future economic assumptions	(70)	217	147	71	290	361
Issuances (2)	(1)	(1,294)	(1,295)	—	(6,865)	(6,865)
Ending balance before changes in the instrument-specific credit risk	370	(1,072)	(702)	14,142	(16,128)	(1,986)
Changes in the instrument-specific credit risk (3)	(215)	1	(214)	(1,422)	(95)	(1,517)
Balance, end of period	$155	$(1,071)	$(916)	$12,720	$(16,223)	$(3,503)

Weighted-average age of policyholders (years)	64.0	64.4	—	72.8	73.0	—
Net amount at risk	$3,159	$3,072	$—	$22,195	$21,728	$—
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Issuances are related to the Reinsurance Treaty with Equitable America. See Note 1 of the Notes to these Consolidated Financial Statements.
(3)Changes are recorded in OCI.
(4)Purchased MRB is the impact of non-affiliated reinsurance.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Six Months Ended June 30, 2022
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy (3)	Net GMxB Legacy
	(in millions)
Balance, beginning of period	$1,061	$—	$1,061	$20,236	$(14,293)	$5,943
Beginning balance before changes in the instrument specific credit risk	666	—	666	19,719	(14,287)	5,432
Model changes and effect of changes in cash flow assumptions	—	—	—	(87)	29	(58)
Actual market movement effect	988	—	988	3,659	(1,464)	2,195
Interest accrual	17	—	17	283	(166)	117
Attributed fees accrued (1)	199	—	199	438	(148)	290
Benefit payments	(13)	—	(13)	(533)	288	(245)
Actual policyholder behavior different from expected behavior	4	—	4	59	(41)	18
Changes in future economic assumptions	(1,077)	—	(1,077)	(5,803)	4,045	(1,758)
Issuances	(3)	—	(3)	—	—	—
Ending balance before changes in the instrument-specific credit risk	781	—	781	17,735	(11,744)	5,991
Changes in the instrument-specific credit risk (2)	(357)	—	(357)	(2,027)	(101)	(2,128)
Balance, end of period	$424	$—	$424	$15,708	$(11,845)	$3,863

Weighted-average age of policyholders (years)	63.1	—	—	72.2	71.8	—
Net amount at risk	$3,170	$—	$—	$22,421	$11,946	$—
_______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.
(3)    Purchased MRB is the impact of non-affiliated reinsurance.

The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk amounts in the consolidated balance sheet as of June 30, 2023 and December 31, 2022.

	June 30, 2023					December 31, 2022
	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total
	(in millions)
GMxB Core	$(573)	$728	$155	$(1,071)	$(916)	$(375)	$914	$539	$—	$539
GMxB Legacy	(120)	12,840	12,720	(16,223)	(3,503)	(51)	14,749	14,698	(10,493)	4,205
Other (1)	(58)	61	3	(40)	(37)	(52)	88	36	3	39
Total	$(751)	$13,629	$12,878	$(17,334)	$(4,456)	$(478)	$15,751	$15,273	$(10,490)	$4,783
______________
(1)    Other primarily includes Individual EQUI-VEST MRB.

10)     POLICYHOLDER ACCOUNT BALANCES
The following table summarizes the balances and changes in policyholder’s account balances for the six months ended June 30, 2023 and 2022:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Six Months Ended June 30, 2023
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,341	$4,253	$688	$42	$35,460	$2,652	$12,046	$703
Issuances	—	—	—	—	—	—	—	—
Premiums received	358	64	41	26	—	19	317	35
Policy charges	(384)	(109)	20	8	(3)	—	(3)	—
Surrenders and withdrawals	(38)	(22)	(47)	(16)	(1,319)	(178)	(820)	(71)
Benefit payments	(128)	(58)	(51)	(1)	(121)	(40)	(35)	(4)
Net transfers from (to) separate account	—	(89)	2	(38)	1,591	4	144	(12)
Interest credited (2)	111	94	13	2	4,059	38	210	6
Other	—	—	—	—	—	3	11	—
Balance, end of period	$5,260	$4,133	$666	$23	$39,667	$2,498	$11,870	$657

Weighted-average crediting rate	3.67%	3.72%	2.71%	1.32%	N/A	3.04%	2.52%	2.33%
Net amount at risk (3)	$36,505	$83,438	$22,195	$3,159	$11	$118	$24	$—
Cash surrender value	$3,463	$2,691	$630	$238	$36,091	$2,490	$11,782	$657

	Six Months Ended June 30, 2022
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,462	$4,193	$746	$99	$33,443	$2,784	$11,952	$705
Issuances	—	—	—	—	—	—	—	—
Premiums received	368	74	30	79	1	26	303	40
Policy charges	(396)	(104)	17	(11)	—	—	(4)	—
Surrenders and withdrawals	(47)	(12)	(31)	(16)	(1,380)	(86)	(383)	(67)
Benefit payments	(98)	(45)	(51)	(1)	(102)	(30)	(36)	(1)
Net transfers from (to) separate account	—	63	9	(77)	3,739	21	194	43
Interest credited (2)	112	67	15	3	(3,582)	40	86	7
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,401	$4,236	$735	$76	$32,119	$2,755	$12,112	$727

Weighted-average crediting rate	3.61%	3.87%	2.71%	1.05%	N/A	2.93%	2.56%	2.03%
Net amount at risk (3)	$38,756	$85,602	$22,421	$3,170	$97	$142	$157	$—
Cash surrender value	$3,508	$2,878	$711	$289	$29,148	$2,746	$12,030	$726
______________
(1)SCS sales are recorded as a Separate Account liability until they are swept into the General Account. This sweep is recorded as Net Transfers from (to) separate account.
(2)SCS and EQUI-VEST Group includes amounts related to the change in embedded derivative.
(3)For life insurance products the net amount at risk is death benefit less account value for the policyholder. For variable annuity products the net amount risk is the maximum GMxB NAR for the policyholder.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheet as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in millions)
Policyholders’ account balance reconciliation
UL	$5,260	$5,341
VUL	4,133	4,253
GMxB Legacy	666	688
GMxB Core	23	42
SCS	39,667	35,460
EQUI-VEST Individual	2,498	2,652
EQUI-VEST Group	11,870	12,046
Momentum	657	703
Other (1)	3,003	2,916
Balance (exclusive of Funding Agreements)	67,778	64,101
Funding Agreements	16,284	15,641
Balance, end of period	$84,062	$79,742
_______________
(1) Primarily reflects products, IR Payout, IR Other, Investment Edge, Association, Indexed Universal Life, Group Pension and Closed Block.
The following table presents the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums as of June 30, 2023 and December 31, 2022:

June 30, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
UL	0.00% - 1.50%	$—	$—	$3	$2	$6
	1.51% - 2.50%	122	69	645	201	1,038
	Greater than 2.50%	3,539	643	—	—	4,183
	Total	$3,661	$713	$649	$204	$5,226

VUL	0.00% - 1.50%	$7	$12	$11	$4	$33
	1.51% - 2.50%	227	245	3	—	475
	Greater than 2.50%	3,270	—	—	—	3,270
	Total	$3,504	$257	$13	$4	$3,777

GMxB Legacy	0.00% - 1.50%	$83	$16	$—	$—	$99
	1.51% - 2.50%	24	—	—	—	24
	Greater than 2.50%	507	—	—	—	507
	Total	$615	$16	$—	$—	$631

GMxB Core	0.00% - 1.50%	$14	$205	$—	$—	$219
	1.51% - 2.50%	13	—	—	—	13
	Greater than 2.50%	12	—	—	—	12
	Total	$38	$205	$—	$—	$243

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

June 30, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)

EQUI-VEST Individual	0.00% - 1.50%	$53	$231	$—	$—	$285
	1.51% - 2.50%	45	—	—	—	45
	Greater than 2.50%	2,167	—	—	—	2,167
	Total	$2,266	$231	$—	$—	$2,497

EQUI-VEST Group	0.00% - 1.50%	$804	$2,290	$36	$362	$3,493
	1.51% - 2.50%	332	—	—	—	332
	Greater than 2.50%	6,986	—	—	—	6,986
	Total	$8,121	$2,291	$36	$362	$10,811

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Momentum	0.00% - 1.50%	$—	$13	$350	$57	$420
	1.51% - 2.50%	159	1	—	—	160
	Greater than 2.50%	72	—	5	—	77
	Total	$231	$14	$355	$57	$657

December 31, 2022
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)

UL	0.00% - 1.50%	$—	$—	$5	$1	$6
	1.51% - 2.50%	181	197	605	47	1,030
	Greater than 2.50%	3,615	657	—	—	4,272
	Total	$3,796	$854	$610	$48	$5,308

VUL	0.00% - 1.50%	$12	$9	$5	$1	$27
	1.51% - 2.50%	411	42	—	—	453
	Greater than 2.50%	3,441	—	—	—	3,441
	Total	$3,864	$51	$5	$1	$3,921

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

December 31, 2022
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)

GMxB Legacy	0.00% - 1.50%	$386	$—	$—	$—	$386
	1.51% - 2.50%	560	—	—	—	560
	Greater than 2.50%	35	—	—	—	35
	Total	$981	$—	$—	$—	$981

GMxB Core	0.00% - 1.50%	$257	$—	$—	$—	$257
	1.51% - 2.50%	14	—	—	—	14
	Greater than 2.50%	—	—	—	—	—
	Total	$271	$—	$—	$—	$271

EQUI-VEST Individual	0.00% - 1.50%	$345	$—	$—	$—	$345
	1.51% - 2.50%	46	—	—	—	46
	Greater than 2.50%	2,199	—	62	—	2,261
	Total	$2,590	$—	$62	$—	$2,652

EQUI-VEST Group	0.00% - 1.50%	$109	$5	$366	$3,112	$3,592
	1.51% - 2.50%	11	2	889	—	902
	Greater than 2.50%	6,949	21	330	—	7,300
	Total	$7,069	$28	$1,585	$3,112	$11,794

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Momentum	0.00% - 1.50%	$15	$301	$122	$7	$445
	1.51% - 2.50%	178	1	—	—	179
	Greater than 2.50%	73	—	5	—	78
	Total	$266	$302	$127	$7	$702

Separate Account - Summary
The following table presents the balances of and changes in Separate Account liabilities for the six months ended June 30, 2023 and 2022:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Six Months Ended June 30, 2023
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$11,535	$32,616	$27,017	$4,162	$3,772	$22,393	$3,884
Premiums and deposits	382	110	259	49	200	1,116	332
Policy charges	(213)	(340)	(241)	(1)	—	(8)	(10)
Surrenders and withdrawals	(259)	(1,324)	(1,216)	(198)	(195)	(744)	(364)
Benefit payments	(45)	(382)	(117)	(27)	(24)	(28)	(5)
Investment performance (1)	1,495	3,392	2,065	538	321	2,849	452
Net transfers from (to) general account	89	(2)	38	(3)	(94)	(144)	12
Other charges (2)	—	—	—	4	—	25	—
Balance, end of period	$12,984	$34,070	$27,805	$4,524	$3,980	$25,459	$4,301

Cash surrender value	$12,971	$33,792	$27,055	$4,491	$3,894	$25,210	$4,295
______________
(1)Investment performance is reflected net of M&E fees.
(2)For the six months ended June 30, 2023, EQUI-VEST Individual and EQUI-VEST Group amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial Life Insurance Company and the Securities & Exchange Commission.

	Six Months Ended June 30, 2022
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$14,574	$44,912	$34,973	$5,584	$4,287	$27,509	$4,975
Premiums and deposits	380	120	597	68	530	1,089	331
Policy charges	(210)	(352)	(238)	(1)	—	(8)	(10)
Surrenders and withdrawals	(185)	(1,431)	(1,253)	(165)	(145)	(680)	(347)
Benefit payments	(61)	(364)	(122)	(28)	(17)	(33)	(6)
Investment performance (1)	(3,001)	(8,666)	(5,980)	(1,193)	(780)	(5,898)	(978)
Net transfers from (to) general account	(63)	(9)	77	(21)	(158)	(194)	(42)
Balance, end of period	$11,434	$34,210	$28,054	$4,244	$3,717	$21,785	$3,923

Cash surrender value	$11,454	$33,920	$27,177	$4,212	$3,623	$21,555	$3,917
______________
(1) Investment performance is reflected net of M&E fees.

The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheet as of June 30, 2023 and December 31, 2022:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	June 30, 2023	December 31, 2022
	(in millions)
Separate Account Reconciliation
VUL	$12,984	$11,535
GMxB Legacy	34,070	32,616
GMxB Core	27,805	27,017
EQUI-VEST Individual	4,524	4,162
Investment Edge	3,980	3,772
EQUI-VEST Group	25,459	22,393
Momentum	4,301	3,884
Other (1)	6,267	6,100
Total	$119,390	$111,479
_____________
(1)Primarily reflects Corp and Other products and Employer Sponsored products including Association and Other.

The following table presents the aggregate fair value of Separate Account assets by major asset category as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$58	$1	$17	$9	$85
Common Stock	61	33	472	1,770	2,336
Mutual Funds	12,840	71,087	31,131	712	115,770
Bonds and Notes	98	3	1	1,097	1,199
Total	$13,057	$71,124	$31,621	$3,588	$119,390

	December 31, 2022
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$58	$1	$17	$8	$84
Common Stock	41	32	430	1,686	2,189
Mutual Funds	11,402	68,220	27,639	760	108,021
Bonds and Notes	119	3	1	1,062	1,185
Total	$11,620	$68,256	$28,087	$3,516	$111,479

11)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2023 and 2022 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
During the fourth quarter of 2022, the Company established a valuation allowance of $1.5 billion against its deferred tax asset related to unrealized capital losses in the AFS securities portfolio. Adjustments to the valuation allowance due to changes in the portfolio’s unrealized capital loss are recorded in other comprehensive income. For the three months ended March 31, 2023, and June 30, 2023, the Company recorded a decrease to the valuation allowance of $316 million and an increase to the valuation allowance of $121 million, respectively, in other comprehensive income.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Adjustments to the valuation allowance due to new facts or evidence are recorded in net income. During the three months ended March 31, 2023, the Company had increased its available liquidity and recorded a decrease to the valuation allowance of $586 million in net income. During the three months ended June 30, 2023, management continued to increase borrowing capacity and available liquidity. The Company now has the ability and intent to hold the underlying securities in its AFS portfolio to recovery to the extent that additional deferred tax asset would be realized. Based on all available evidence, as of June 30, 2023, the Company concluded that approximately three quarters of the deferred tax asset related to unrealized tax capital losses is more-likely-than-not to be realized and a full valuation allowance is not necessary. For the three months and six months ended June 30, 2023, the Company recorded decreases to the valuation allowance of $354 million and $940 million, respectively, in net income. A valuation allowance of $354 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to AFS securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
12)    RELATED PARTY TRANSACTIONS
On May 17, 2023, Equitable Financial entered into a reinsurance agreement with Equitable America, effective April 1, 2023. See Notes 1 and 17 of the Notes to these Consolidated Financial Statements for further details.
13)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances as of June 30, 2023 and December 31, 2022 follow:

	June 30,	December 31,
	2023	2022
	(in millions)
Unrealized gains (losses) on investments	$(8,125)	$(8,873)
Market risk benefits - instrument-specific credit risk component	1,735	665
Liability for future policy benefits - current discount rate component	311	357
Defined benefit pension plans	(4)	(4)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$(6,083)	$(7,855)

The components of OCI, net of taxes for the three and six months ended June 30, 2023 and 2022, is as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(616)	$(4,419)	$836	$(9,214)
(Gains) losses reclassified into net income (loss) during the period	39	177	94	438
Net unrealized gains (losses) on investments (1)	(577)	(4,242)	930	(8,776)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	31	(112)	33	689
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(310), $(1,158), $7 and $(2,150))	(546)	(4,354)	963	(8,087)
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - change in instrument-specific credit risk (net of deferred income tax expense (benefit) of $(23), $313, $225 and $715	(88)	1,179	845	2,691
Liability for future policy benefits - change in current discount rate (net of deferred income tax expense (benefit) of $19, $151, $(10) and $219)	73	567	(36)	824
Other comprehensive income (loss) attributable to Equitable Financial	$(561)	$(2,608)	$1,772	$(4,572)
____________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $ (10) million, $(46) million, $(25) million and $(116) million for the three and six months ended June 30, 2023 and 2022, respectively.
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
14)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$19	$29	$21	$28
Net earnings (loss) attributable to redeemable noncontrolling interests	1	(3)	1	(4)
Purchase/change of redeemable noncontrolling interests	1	(5)	(1)	(3)
Balance, end of period	$21	$21	$21	$21

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint alleged the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs sought: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies opted out of the Brach class action. Most opt-out policies are not yet the subject of litigation. Others filed suit previously, including three individual federal actions that have been coordinated with the Brach action and contain similar allegations along with additional allegations for violations of state consumer protection statutes and common law fraud. In May 2023, the Brach class action and Equitable Financial informed the federal district court that they had mutually agreed to settle the class action. In June 2023, the federal district court entered an order of preliminary approval of the settlement agreement and scheduled a final approval hearing for October 2023. Equitable Financial is fully accrued for the class settlement, which will have no impact on earnings or cash. Beginning October 30, 2023, the federal district court will hold one consolidated trial for the remaining three coordinated individual actions still pending before the federal district court. Equitable Financial has commenced settlement discussions with those

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
individual plaintiffs in the coordinated actions. No assurances can be given about the outcome of those settlement discussions. Equitable Financial has settled other actual and threatened litigations challenging the COI increase by individual policy owners and one entity that invested in numerous policies purchased in the life settlement market.
Finally, two actions are also pending against Equitable Financial in New York state court. In July 2022, the trial court in one of the New York state court actions, Hobish v. AXA Equitable Life Insurance Company, granted in significant part Equitable Financial’s motion for summary judgment and denied plaintiff’s cross motion. That plaintiff appealed but its appeal was denied by the state appellate court. Equitable Financial is vigorously defending each of these matters.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $413 million and pledged collateral with a carrying value of $10.3 billion as of June 30, 2023.
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
Change in FHLB Funding Agreements during the Six Months Ended June 30, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at June 30, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,130	$30,052	$(29,678)	$183	$—	$6,687
Long-term funding agreements:
Due in years two through five	1,679	—	—	(172)	—	1,507
Due in more than five years	692	—	—	—	(11)	681
Total long-term funding agreements	2,371	—	—	(172)	(11)	2,188
Total funding agreements (1)	$8,501	$30,052	$(29,678)	$11	$(11)	$8,875
____________
(1)The $3 million and $4 million difference between the funding agreements carrying value shown in fair value table for June 30, 2023 and December 31, 2022, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program (“FABN”)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of June 30, 2023, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s issuances of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Six Months Ended June 30, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at June 30, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,500	$—	$(1,000)	$—	$—	$—	$500
Long-term funding agreements:
Due in years two through five	4,000	671	—	—	1,285	20	5,976
Due in more than five years	1,585	—	—	—	(1,285)	—	300
Total long-term funding agreements	5,585	671	—	—	—	20	6,276
Total funding agreements (1)	$7,085	$671	$(1,000)	$—	$—	$20	$6,776
_____________
(1)The $29 million and $66 million difference between the funding agreements notional value shown and carrying value table as of June 30, 2023 and December 31, 2022, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
Funding Agreement-Backed Commercial Paper Program
In May 2023, the Company established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with the Company pursuant to a funding agreement issued by the Company to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $3.0 billion. The Company had $590 million outstanding as of June 30, 2023.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of June 30, 2023, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of June 30, 2023. The Company had $827 million of commitments under existing mortgage loan agreements as of June 30, 2023.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

16)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of June 30, 2023, the following three prescribed and permitted practices resulted in surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was an increase of approximately $38 million in statutory special surplus funds as of June 30, 2023. The Reinsurance Treaty reduced the amount of interest rate hedging needed going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $330 million in statutory surplus as of June 30, 2023 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of June 30, 2023, given the prevailing market conditions and business mix, there are $318 million Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”).
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $1.7 billion in statutory surplus as of June 30, 2023.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
The following table summarizes the effect of reinsurance. The impact of the reinsurance transaction described below results in an increase in reinsurance ceded:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Direct charges and fee income	$678	$698	$1,352	$1,434
Reinsurance assumed	3	3	4	3
Reinsurance ceded - Equitable America	(345)	—	(345)	—
Reinsurance ceded - third party	(153)	(139)	(304)	(284)
Policy charges and fee income	$183	$562	$707	$1,153

Direct premiums	$203	$187	$408	$378
Reinsurance assumed	44	37	96	87
Reinsurance ceded - Equitable America	(40)	—	(40)	—
Reinsurance ceded - third party	(51)	(58)	(111)	(110)
Premiums	$156	$166	$353	$355

Direct policyholders’ benefits	$742	$575	$1,449	$1,372
Reinsurance assumed	39	51	77	105
Reinsurance ceded - Equitable America	(264)	—	(264)	—
Reinsurance ceded - third party	(182)	(134)	(309)	(272)
Policyholders’ benefits	$335	$492	$953	$1,205

Direct Interest credited to policyholders’ account balances	$490	$288	$953	$592
Reinsurance assumed	—	—	—	—
Reinsurance ceded - Equitable America	(151)	—	(151)	—
Reinsurance ceded - third party	(27)	(1)	(55)	(17)
Interest credited to policyholders’ account balances	$312	$287	$747	$575
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
On May 17, 2023, Equitable Financial entered into a reinsurance agreement with Equitable America, effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, were reinsured to Equitable America on a coinsurance funds withheld basis. See Note 1 to these Consolidated Financial Statements for further details on the transaction.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued
There is a diverse pool of assets supporting the funds withheld and NI modco arrangement with Equitable America. The following table summarizes the composition of the pool of assets at June 30, 2023:

	June 30, 2023
	Carrying Value	Fair Value
	(in millions)
Fixed maturities	$25,889	$25,889
Mortgage loans on real estate	8,528	7,391
Policy loans	229	230
Other equity investments	245	245
Other invested assets	7,249	7,249
Total assets supporting funds withheld	$42,140	$41,004
_____________
(1)    Other invested assets includes derivatives and cash and cash equivalents.

The impact of the funds withheld and NI modco arrangement with Equitable America for the three and six months ended June 30, 2023 was as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(in millions)
Net derivative gains (losses):
Freestanding derivatives	$1,364	$1,364
Embedded derivatives	(1,331)	(1,331)
Net derivative gains (losses)	33	33
Net investment income (loss)	295	295
Investment gains (losses), net	(36)	(36)
Income (loss) from continuing operations, before income taxes	292	292
Income tax (expense) benefit	(53)	(53)
Net income (loss)	239	239

Change in unrealized in unrealized gains (losses), net of income taxes	(173)	(173)
Comprehensive income (loss)	$66	$66
Various assets supporting the Equitable America funds withheld and NI modco arrangement are reported at amortized cost, and as such, changes in fair value of these assets are not reflected in the financial statements. However, changes in the fair value of these assets are included in the embedded derivative in the Equitable America funds withheld arrangement and the appreciation of the assets is the primary driver of the comprehensive income (loss) reflected above.
Assumed Reinsurance
In addition to the sale of insurance products, the Company currently acts as a professional retrocessionaire by assuming risk from professional reinsurers. The Company assumes accident, life, health, aviation, special risk and space risks by participating in or reinsuring various reinsurance pools and arrangements.
The following table summarizes the ceded reinsurance GMIB reinsurance contracts, third-party recoverables, amount due to reinsurance, funds withheld liability and assumed reserves:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited) Continued

	June 30, 2023	December 31, 2022
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits	$17,334	$10,490
Reinsurance recoverables related to insurance contracts	21,428	7,131
Related party - Equitable America (1)	14,320	—
Third parties	7,108	7,131
Top reinsurers:
First Allmerica-GAF	3,828	4,005
Venerable Insurance and Annuity Company (A- KBRA (IFRS) rating)	758	543
Ceded group health reserves	11	14
Amount due to reinsurers	182	282
Top reinsurers:
First Allmerica-GAF	67	147
Assumed Reinsurance:
Reinsurance assumed reserves	687	701
(1)Includes modco receivable of $33.7 billion offset by $(29.9) billion of modco payable.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Note Regarding Forward-looking Statements and Information” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 contained in the Recast 2022 Annual Report and “Risk Factors” in Part I, Item 1A included in Equitable Financial’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of Equitable Financial’s financial condition and results of operations and not the financial condition and results of operations of Equitable Holdings, Inc. (“Holdings”).
Executive Summary
Overview
We are one of America’s leading financial services companies, providing advice and solutions for helping Americans set and meet their retirement goals and protect and transfer their wealth across generations. We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources. We benefit from our complementary mix of product offerings. This mix of product offerings provides diversity in our earnings sources, which helps offset fluctuations in market conditions and variability in business results, while offering growth opportunities.
Internal Reinsurance Treaty
On May 17, 2023, the Company entered into a reinsurance agreement (the “Reinsurance Treaty”) with its affiliate, Equitable America, effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of the Company’s net retained general account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022 were reinsured to Equitable America on a coinsurance funds withheld basis. In addition, all of the Separate Account liabilities relating to such variable annuity contracts were reinsured to Equitable America on a modified coinsurance basis. Equitable America’s obligations under the Reinsurance Treaty are secured through the Company’s retention of certain assets supporting the reinsured liabilities. The New York Department of Financial Services (the “NYDFS”) and the Arizona Department of Insurance and Financial Institutions each approved the Reinsurance Treaty.
The Reinsurance Treaty further diversifies our sources of regulated cash flows and supports more stable dividends to Holdings from the Company and Equitable America.
As a condition to approving the Reinsurance Treaty, the NYDFS has required that the Company seeks to novate the reinsured contracts on a reasonable best efforts basis either to Equitable America or another affiliate over the next three years. Novations of the reinsured contracts are subject to additional regulatory approvals, as well as certain policyholder approvals.
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
Financial and Economic Environment

A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, concerns over increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures fueling concerns of a potential recession, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. Despite ongoing concerns about inflation and the U.S. Federal Reserve’s tightening monetary policies, the second quarter experienced positive returns for the S&P 500, the Dow Jones Industrial Average, and Nasdaq, driven primarily by a rally in big technology stocks. However, the ongoing military conflict between the Ukraine and Russia and the sanctions and other measures imposed in response to this conflict also continue to contribute to geopolitical tensions and market volatility.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates which continued to rise during the second quarter 2023. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
We monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Risk Factors-Risks Relating to Conditions in the Financial Markets and Economy” in the 2022 Form 10-K and “Quantitative and Qualitative Disclosures About Market Risk” in the Recast 2022 Annual Report.
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
On August 13, 2023, the NAIC adopted a short-term solution related to the accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur when a rising interest rate environment causes an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. If this occurs, previous statutory accounting guidance required the non-admittance of negative IMR, which can impact how accurately an insurer’s surplus and financial strength are reflected in its financial statements and result in lower reported surplus and RBC ratios. The NAIC’s new interim statutory accounting guidance, which is effective until December 31, 20025, allows an insurer with an authorized control level RBC greater than 300% to admit negative IMR up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC intends to develop a long-term solution for the accounting treatment of negative IMR, which may nullify the application of the proposed short-term solution if implemented prior to December 31, 2025.
The NAIC has been evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, which will become effective no earlier than year-end 2024 financial reporting, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments. In addition, on August 16, 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45% beginning on January 1, 2024. We cannot predict what effect this may have on our business and compliance costs.

We are also subject to the rules and regulations of the NYDFS which in 2017 adopted the Cybersecurity Requirements for Financial Services Companies (the “NY Cybersecurity Regulation”), a regulation applicable to banking and insurance entities under its jurisdiction (each, a “covered entity”). The NY Cybersecurity Regulation requires covered entities to, among other things, assess risks associated with their information systems and establish and maintain a cybersecurity program reasonably designed to protect such systems, consumers’ private data, and confidential business data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. The NYDFS formally proposed amendments to the NY Cybersecurity Regulation, which, if adopted, would require new technical reporting; the implementation of governance and oversight measures, including that a senior governing body (e.g., the board of directors) have sufficient cybersecurity expertise to exercise effective oversight; the enhancement of certain cybersecurity safeguards (e.g., annual audits, vulnerability assessments, and password controls and monitoring); mandate notifications in the event that a covered entity makes a cyber-ransom payment and to otherwise provide prompt notification to NYDFS, subject to an ongoing obligation, following the occurrence of the cybersecurity event; require covered entities to maintain for examination and inspection upon request by NYDFS all records, schedules, and supporting data regarding cybersecurity events; and to annually certify with NYDFS material compliance with the NY Cybersecurity Regulation. The comment period on the updated of proposed amendments ended on August 14, 2023. We cannot predict whether the amendments will be adopted, what form they will take, or what effect they would have on our business or compliance efforts.
The NAIC is also developing a new model law to replace the existing privacy models #670 (Insurance Information and Privacy Protections Model Act) and #672 (Privacy of Consumer Financial and Health Information Regulation). The NAIC’s Privacy Protections (H) Working Group (“PPWG”) held meetings in the spring, during which interested parties and consumer advocates provided feedback on the initial exposure draft of the new Consumer Privacy Protections and Model Law (“Model 674”). PPWG rewrote the model law and exposed a new draft of Model 674 on July 11, 2023. Due to the large number of comments received, the PPWG intends to ask for an extension of time to develop the new model law at the NAIC’s Fall National Meeting in December 2023. We cannot predict whether Model 674 will be adopted, what form it will take, or what effect it would have on our business or compliance efforts in the form adopted by states whose laws apply to our insurance subsidiaries.

In July 2023, the SEC adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay. The rule also requires periodic disclosures of, among other things, details on the company’s processes to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule become effective as early as December 2023.
For additional information on the regulatory developments and risk we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks” in the Recast 2022 Annual Report.
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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements, together with the GMxB MRBs assets and liabilities are recognized in the periods in which they occur. This results in net income volatility as further described below. In addition, net income is impacted by changes in our reinsurers credit spread, while changes in the Company's credit spread is recorded in other comprehensive income. See “—Significant Factors Impacting Our Results—Impact of Hedging and GMxB Reinsurance on Results.”
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
•GMxB reinsurance contracts. Historically, GMxB reinsurance contracts were used to cede to affiliated and non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMxB feature. We account for the reinsurance contracts as MRBs and report them at fair value. In addition, on June 1, 2021, we ceded the block, comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. On April 1, 2023, we ceded the remaining block of the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUIVEST variable annuity contracts issued outside the State of New York prior to February 1, 2023)
Effect of Assumption Updates on Operating Results
Our actuaries oversee the valuation of the product liabilities and assets and review the underlying inputs and assumptions. We comprehensively review the actuarial assumptions underlying these valuations and update assumptions during the third quarter of each year. Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of the applicable financial statements. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change.
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

Consolidated Results of Operations
Our consolidated results of operations are significantly affected by conditions in the capital markets and the economy because we offer market sensitive products. These products have been a significant driver of our results of operations. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risk of movements in the equity markets and interest rates. The volatility in net income is primarily attributable to the mismatch between: (i) the change in carrying value of the MRB; and (ii) our hedging and reinsurance programs.
The following table summarizes our consolidated statements of income (loss) for the six months ended June 30, 2023 and 2022:

Consolidated Statement of Income (Loss)

	Six Months Ended June 30,
	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$707	$1,153
Premiums	353	355
Net derivative gains (losses)	(1,062)	1,978
Net investment income (loss)	1,743	1,450
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(78)	1
Other investment gains (losses), net	(58)	(565)
Total investment gains (losses), net	(136)	(564)
Investment management and service fees	233	374
Other income	466	188
Total revenues	2,304	4,934

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	953	1,205
Remeasurement of liability for future policy benefits	(1)	24
Change in market risk benefits and purchased market risk benefits	(68)	467
Interest credited to policyholders’ account balances	747	575
Compensation and benefits	103	90
Commissions	419	334
Interest expense	3	—
Amortization of deferred policy acquisition costs	245	232
Other operating costs and expenses	389	572
Total benefits and other deductions	2,790	3,499
Income (loss) from continuing operations, before income taxes	(486)	1,435
Income tax (expense) benefit	890	(254)
Net income (loss)	404	1,181
Less: Net income (loss) attributable to the noncontrolling interest	1	(4)
Net income (loss) attributable to Equitable Financial	$403	$1,185

The following discussion compares the results for the six months ended June 30, 2023 to the six months ended June 30, 2022.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Net Income (Loss) Attributable to Equitable Financial
Equitable Financial net earnings decreased $782 million to a net income of $403 million for the six months ended June 30, 2023 from net income of $1.2 billion for the six months ended June 30, 2022. The following notable items were the primary drivers for the change in net income (loss):
Unfavorable items included:
•Net derivative losses were $1.1 billion for the six months ended June 30, 2023 compared to gains of $2.0 billion in the first six months of the prior year primarily driven by equity market appreciation during the six months ended June 30, 2023 compared to equity market depreciation during the six months ended June 30, 2022, partially offset by gains associated with indexed annuity features offset by net embedded derivative losses related to funds withheld and modified coinsurance portfolios related to the Reinsurance Treaty.

•Fee-type revenue decreased by $311 million mainly due to lower average AUM and lower average Separate Accounts AV as a result of lower equity markets and the ceding of assets from the Reinsurance Treaty. This is partially offset by reimbursements of expenses and the recognition of deferred revenue on deposit accounting from the Reinsurance Treaty.
•Interest credited to policyholders’ account balances increased by $172 million mainly due to an increase in interest rates and average outstanding amounts of funding agreements and higher interest crediting rate on SCS due to a higher interest rate environment and growth of SCS AV, partially offset by the impact of the Global Atlantic Transaction and the Reinsurance Treaty.
•Commissions increased by $85 million mainly due to increased distribution expenses from Equitable America’s wholesale products.
These were partially offset by the following favorable items:
•Change in market risk benefits and purchased market risk benefits decreased by $535 million mainly due to an increase in equity markets during the second quarter 2023 compared to a decrease during the second quarter 2022, partially offset by interest rates from first quarter 2023 versus first quarter 2022, and the ceding of additional MRB due to the Reinsurance Treaty.
•Net investment losses decreased by $428 million mainly due to rebalancing in the General Account portfolio associated with the Global Atlantic Transaction and the duration program during 2022.
•Net investment income increased by $293 million mainly due to higher assets, higher investment yields and higher income from seed capital investments, partially offset by lower income from alternative investments and lower pre-payment income.
•Policyholders’ benefits decreased by $252 million mainly due to ceded policyholders’ benefits and reserves from the Reinsurance Treaty.
•Compensation, benefits and other operating expenses decreased by $170 million mainly due to lower litigation accrual in six months ended June 30, 2023, partially offset by amortization of the deferred loss from the Reinsurance Treaty.
•Income tax benefit of $890 million for the six months ended June 30, 2023 compared to income tax expense of $254 million for the six months ended June 30, 2022 primarily relates to a partial release of the valuation allowance of $940 million and a pre-tax loss for the six months ended June 30, 2023 compared to pre-tax income for the six months ended June 30, 2022.
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

Sensitivity of MRBs to Changes in Interest Rates
The following table demonstrates the sensitivity of the MRBs to changes in long-term interest rates by quantifying the adjustments that would be required, assuming an increase and decrease in long-term interest rates of 50bps. This information considers only the direct effect of changes in the interest rates on MRB balances, net of reinsurance:
Interest Rate Sensitivity
December 31, 2022

Increase/(Decrease) In MRB
(in millions)
Increase in interest rates by 50bps	$(846)
Decrease in interest rates by 50bps	$962
Sensitivity of MRBs to Changes in Equity Returns
The following table demonstrates the sensitivity of the MRBs to changes in equity returns:
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Recast 2022 Annual Report in "Quantitative and Qualitative Disclosures About Market Risk".
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 15 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal and regulatory actions” included in the Recast 2022 Annual Report.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in the 2022 Form 10-K. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Insider Trading Arrangements During the Three Months Ended June 30, 2023
None of our Section 16 officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).
Item 6.    Exhibits
INDEX TO EXHIBITS

Number		Description
10.1	#	Indemnity Reinsurance Agreement, by and between Equitable Financial Life Insurance Company and Equitable Financial Life Insurance Company of America, dated as of May 17, 2023.
31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
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
•“ETF” means exchange traded funds
•“Exchange Act” means Securities Exchange Act of 1934, as amended
•“FABCP” means Funding Agreement-Backed Commercial Paper program
•“FABN” means Funding Agreement Backed Notes program
•“FASB” means Financial Accounting Standards Board
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
•“SPLLC” means special purpose limited liability company
•“TDRs” means troubled debt restructurings
•“TIPS” means treasury inflation-protected securities
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“UL” means universal life

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

Date: August 21, 2023	EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 21, 2023	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)