Form 10-Q
period 2023-09-30
Equitable Financial Life Insurance Co
filed 2023-11-14
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2023, 2,000,000 shares of the registrant’s Common Stock, $1.25 par value were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of plateauing or decreasing economic growth and geopolitical conflicts and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, indebtedness, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards, and catastrophic events, such as the outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; (vii) recruitment and retention of key employees at Equitable Financial and experienced and productive financial professionals; (viii) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (ix) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (x) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $63,853 and $68,087) (allowance for credit losses of $2 and $24)	$53,780	$58,947
Mortgage loans on real estate (net of allowance for credit losses of $209 and $129)	17,586	16,464
Policy loans	3,607	3,563
Other equity investments (1)	3,025	2,942
Trading securities, at fair value	293	283
Other invested assets	5,496	2,835
Total investments	83,787	85,034
Cash and cash equivalents	1,448	797
Deferred policy acquisition costs	4,771	4,814
Amounts due from reinsurers (allowance for credit losses of $7 and $10)	21,512	7,131
Loans to affiliates	1,900	1,900
Current and deferred income taxes	2,565	1,376
Purchased market risk benefits	15,490	10,490
Other assets	6,056	3,917
Assets for market risk benefits	677	478
Separate Accounts assets	112,787	111,479
Total Assets	$250,993	$227,416

LIABILITIES
Policyholders’ account balances	$82,152	$79,742
Liability for market risk benefits	12,995	15,751
Future policy benefits and other policyholders' liabilities	15,929	15,935
Broker-dealer related payables	67	95
Amounts due to reinsurers	199	282
Funds withheld payable	10,550	—
Reinsurance deposit liabilities	15,094	2,507
Other liabilities	3,363	2,678
Separate Accounts liabilities	112,787	111,479
Total Liabilities	$253,136	$228,469
Redeemable noncontrolling interest (2)	$22	$21
Commitments and contingent liabilities (3)

EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	6,890	8,536
Accumulated deficit	(520)	(1,757)
Accumulated other comprehensive income (loss)	(8,537)	(7,855)
Total Equity	(2,165)	(1,074)
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$250,993	$227,416
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$193	$549	$900	$1,702
Premiums	102	193	455	548
Net derivative gains (losses)	941	190	(121)	2,168
Net investment income (loss)	893	788	2,636	2,238
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(65)	(273)	(143)	(272)
Other investment gains (losses), net	(443)	(75)	(501)	(640)
Total investment gains (losses), net	(508)	(348)	(644)	(912)
Investment management and service fees	36	173	269	547
Other income	346	72	812	260
Total revenues	2,003	1,617	4,307	6,551

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	418	523	1,371	1,728
Remeasurement of liability for future policy benefits	26	14	25	38
Change in market risk benefits and purchased market risk benefits	(211)	(450)	(279)	17
Interest credited to policyholders’ account balances	323	352	1,070	927
Compensation and benefits	41	56	144	146
Commissions	228	207	647	541
Interest expense	3	2	6	2
Amortization of deferred policy acquisition costs	128	119	373	351
Other operating costs and expenses	158	204	547	776
Total benefits and other deductions	1,114	1,027	3,904	4,526
Income (loss) from continuing operations, before income taxes	889	590	403	2,025
Income tax (expense) benefit	(56)	(132)	834	(386)
Net income (loss)	833	458	1,237	1,639
Less: Net income (loss) attributable to the noncontrolling interest (1)	(1)	—	—	(4)
Net income (loss) attributable to Equitable Financial	$834	$458	$1,237	$1,643
______________
(1)See Note 14 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$833	$458	$1,237	$1,639

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(1,511)	(2,591)	(548)	(10,678)
Change in market risk benefits - instrument-specific credit risk	(1,120)	(197)	(275)	2,494
Change in liability for future policy benefits - current discount rate	177	270	141	1,094
Other comprehensive income (loss), net of income taxes	(2,454)	(2,518)	(682)	(7,090)
Comprehensive income (loss)	(1,621)	(2,060)	555	(5,451)
Less: Comprehensive income (loss) attributable to the noncontrolling interest (1)	(1)	—	—	(4)
Comprehensive income (loss) attributable to Equitable Financial	$(1,620)	$(2,060)	$555	$(5,447)
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

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three Months Ended September 30,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$2	$7,483	$(1,354)	$(6,083)	48
Dividend to parent company	—	(603)	—	—	(603)
Net income (loss)	—	—	834	—	834
Other comprehensive income (loss)	—	—	—	(2,454)	(2,454)
Other	—	10	—	—	10
Balance, September 30, 2023	$2	$6,890	$(520)	$(8,537)	$(2,165)

Balance, beginning of period	$2	$8,539	$(1,203)	$(3,256)	$4,082
Dividend to parent company	—	—	(951)	—	(951)
Net income (loss)	—	—	458	—	458
Other comprehensive income (loss)	—	—	—	(2,518)	(2,518)
Other	—	20	1	—	21
Balance, September 30, 2022	$2	$8,559	$(1,695)	$(5,774)	$1,092

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Nine Months Ended September 30,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$2	$8,536	$(1,757)	$(7,855)	$(1,074)
Dividend to parent company	—	(1,653)	—	—	(1,653)
Net income (loss)	—	—	1,237	—	1,237
Other comprehensive income (loss)	—	—	—	(682)	(682)
Other	—	7	—	—	7
Balance, September 30, 2023	$2	$6,890	$(520)	$(8,537)	$(2,165)

Balance, beginning of period	$2	$8,546	$(2,381)	$1,316	$7,483
Dividend to parent company	—	—	(951)	—	(951)
Net income (loss)	—	—	1,643	—	1,643
Other comprehensive income (loss)	—	—	—	(7,090)	(7,090)
Other	—	13	(6)	—	7
Balance, September 30, 2022	$2	$8,559	$(1,695)	$(5,774)	$1,092

Prior period amounts have been adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income (loss)	$1,237	$1,639
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,070	927
Policy charges and fee income	(900)	(1,702)
Net derivative (gains) losses	121	(2,168)
Credit and intent to sell losses on available for sale debt securities and loans	143	272
Investment (gains) losses, net	501	640
Realized and unrealized (gains) losses on trading securities	(5)	53
Non-cash long-term incentive compensation expense	29	44
Amortization and depreciation	184	122
Equity (income) loss from limited partnerships	(49)	(184)
Remeasurement of liability for future policy benefits	25	38
Change in market risk benefits	(279)	17
Changes in:
Reinsurance recoverable	(258)	(354)
Capitalization of deferred policy acquisition costs	(374)	(552)
Funds withheld payable	87	—
Future policy benefits	161	(459)
Current and deferred income taxes (1)	(835)	383
Other, net	109	(97)
Net cash provided by (used in) operating activities	$967	$(1,381)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$7,225	$14,017
Mortgage loans on real estate	353	901
Trading account securities	146	177
Short-term investments	1,249	(14)
Other	401	270
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(3,567)	(16,313)
Mortgage loans on real estate	(1,515)	(2,604)
Trading account securities	(163)	(166)
Short-term investments	(1,412)	—
Other	(517)	(603)
Cash settlements related to derivative instruments, net	(1,151)	921

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Investment in capitalized software, leasehold improvements and EDP equipment	(34)	(24)
Other, net	(78)	123
Net cash provided by (used in) investing activities	$937	$(3,315)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$6,938	$11,299
Withdrawals	(7,996)	(4,930)
Transfers (to) from Separate Accounts	822	1,109
Payments of market risk benefits	(198)	(434)
Changes in securities lending payable	113	—
Change in collateralized pledged assets	(100)	38
Change in collateralized pledged liabilities	817	(2,467)
Shareholder dividend paid	(1,653)	(930)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	4	(1)
Other, net	—	29
Net cash provided by (used in) financing activities	$(1,253)	$3,713

Change in cash and cash equivalents	651	(983)
Cash and cash equivalents, beginning of period	797	1,816
Cash and cash equivalents, end of period	$1,448	$833

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$19	$4
Dividend to Parent	$—	$(22)
_____________
(1)    The nine months ended September 30, 2023 includes a release of $920 million deferred tax valuation allowance. See Note 11 of these Consolidated Financial Statements.

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
Internal Reinsurance Treaty
On May 17, 2023, Equitable Financial Life Insurance Company (“Equitable Financial”) entered into a reinsurance agreement (the “Reinsurance Treaty”) with its affiliate Equitable Financial Life Insurance Company of America (“Equitable America”), effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, were reinsured to Equitable America on a coinsurance funds withheld basis. In addition, all of the Separate Accounts liabilities relating to such variable annuity contracts were reinsured to Equitable America on a modified coinsurance basis. Equitable America’s obligations under the Reinsurance Treaty are secured through Equitable Financial’s retention of certain assets supporting the reinsured liabilities. The New York Department of Financial Services (the “NYDFS”) and the Arizona Department of Insurance and Financial Institutions each approved the Reinsurance Treaty.
As a condition to approving the Reinsurance Treaty, the NYDFS has required that the Company seeks to novate the reinsured contracts on a reasonable best effort basis either to Equitable America or another affiliate over the next three years. Novations of the reinsured contracts are subject to additional regulatory approvals, as well as certain policyholder approvals.

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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Recast 2022 Annual Report. Certain prior period amounts were adjusted to reflect the adoption of ASU 2018-12: Financial Services - Insurance (Topic 944).
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “third quarter 2023” and “third quarter 2022” refer to the three months ended September 30, 2023 and 2022, respectively. The terms “first nine months of 2023” and “first nine months of 2022” refer to the nine months ended September 30, 2023 and 2022, respectively.
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
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
Notes to Consolidated Financial Statements, (Unaudited), Continued

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
Contracts are measured on a grouped basis utilizing cohorts consistent with those used in the calculation of future policy benefit reserves. DAC is amortized on a constant level basis for the grouped contracts over the expected term of the contract. For life insurance products, DAC is amortized in proportion to the face amount in force. For annuity products, DAC is amortized in proportion to policy counts. The constant level basis used for amortization determines the current period amortization considering both the current period’s actual experience and future projections. The amortization pattern is revised quarterly on a prospective basis. Amortization of DAC is included in amortization of DAC, part of total benefits and other deductions.
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
The reinsurance agreement between the Company and Equitable America, written on a funds withheld and modified coinsurance basis, contains embedded derivatives. We determined that the obligation to pay the total return on the assets funds withheld liability, represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modified coinsurance agreements is computed as the unrealized gain (loss) on the underlying assets and is included within funds withheld payable on the consolidated balance sheets for ceded agreement. The change in the fair value of the embedded derivatives is recorded in net derivatives gains (losses) on the consolidated statements of income (loss). Ceded earnings from the funds withheld payable and changes in the fair value of embedded derivatives are reported in operating activities on the consolidated statements of cash flows. Contributions to and withdrawals from the funds withheld payable are reported in operating activities on the consolidated statements of cash flows.
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
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the consolidated balance sheets, if a right of offset exists within the reinsurance agreement. As a result, we have netted the receivable and payable related to modified coinsurance agreements. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.
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
The reinsurance agreement between the Company and Equitable America, written on a modified coinsurance basis, contains embedded derivatives. We have determined that the right to receive or obligation to pay the total return on the assets supporting the funds withheld, represents a total return swap with a floating rate leg. The fair value of embedded derivatives on the modified coinsurance agreement is computed as the unrealized gain (loss) and current period income on the underlying assets and is included within amount due from reinsurers on the consolidated balance sheets for ceded agreement. The change in the fair value of the embedded derivatives is recorded in net derivative gains (losses) on the consolidated statements of income (loss). Ceded earnings from the modified coinsurance and changes in the fair value of embedded derivatives are reported in operating activities on the consolidated statements of cash flows. Contributions to and withdrawals from the amount due from reinsurers are reported in operating activities on the consolidated statements of cash flows.
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
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
For non-participating traditional life insurance policies (Term) and limited pay contracts (Payout, Pension), contracts are grouped into cohorts by contract type and issue year. Quarterly, the Company updates its estimate of cash flows using actual experience and current future cash flow assumptions, which is reflected in an updated net premium ratio used to calculate the liability. The ratio of actual and future expected claims to actual and future expected premiums determines the net premium ratio. The policy administration expense assumption is not updated after policy issuance. If actual expenses differ from the original expense assumptions, the differences are recognized in the period identified. The revised net premium ratio is used to determine the updated liability for future policy benefits as of the beginning of the reporting period, discounted at the original contract issuance rate. Changes in the liability due to current discount rates differing from original rates are included in other comprehensive income within the consolidated statement of comprehensive income.
For non-participating traditional life insurance policies and limited pay contracts, the discount rate assumption used is corporate A rated forward curve. We use a forward curve based upon a Bloomberg index. The liability is remeasured each quarter with the remeasurement change reported in other comprehensive income. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., single A) at contract inception for contracts issued after January 1, 2021. The Company developed an LDTI discount rate methodology used to calculate the LFPB for its traditional insurance liabilities and constructed a discount rate curve that references upper-medium grade (low credit risk) fixed-income instrument yields (i.e. single A rated Corporate bond yields) which are meant to reflect the duration characteristics of the corresponding insurance liabilities. The methodology uses observable market data, where available, and uses various estimation techniques in line with fair value guidance (such as interpolation and extrapolation) where data is limited. Discount rates are updated quarterly.
For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). DPL will be amortized in relation to the expected future benefit payments. As the calculation of the DPL is based on discounted cash flows, interest accrues on the unamortized DPL balance using the discount rate determined at contract issuance. The DPL is updated at the same time as the estimates for cash flows for the liability for future policy benefits. Any difference between the recalculated and beginning of period DPL is recognized in remeasurement gain or loss in the consolidated statements of income (loss), remeasurement of liability for future policy benefits, part of total benefits and other deductions. On the consolidated balance sheets, the DPL is recorded in the liability for future policy benefits.
Additional liabilities for contract or contract features that provide for additional benefits in addition to the account balance but are not market risk benefits or embedded derivatives (“additional insurance liabilities”) are established by estimating the expected value of death or other insurance benefits in excess of the projected contract accumulation

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
value and recognizing the excess over the estimated life based on expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. These reserves are recorded within future policy benefits and other policyholders’ liabilities. The determination of this estimated future policy benefits liability is based on models that involve numerous assumptions and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, and mortality experience. There can be no assurance that actual experience will be consistent with management’s estimates. Assumptions are reviewed annually and updated with the remeasurement gain or loss reflected in total benefit expense.
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
Market Risk Benefits
Market risk benefits (“MRBs”) are contracts or contract features that provide protection to the contract holder from other than nominal capital market risk and expose the Company to other than nominal capital market risk. Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, GMWB, GMAB, and ROP DB benefits. MRBs are measured at fair value on a seriatim basis using an ascribed fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. The MRB asset and MRB liability will be equal to the average present value of benefits and risk margins less the average present value of ascribed fees. Ascribed fees will consist of the fee needed, under a stochastically generated set of risk-neutral scenarios, so that the mean present value of claims, including any risk charge, is equal to the mean present value of the projected attributed fees which will be capped at average present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. Changes in fair value are recognized as a remeasurement gain/loss in the change in market risk benefits and purchased market risk benefits, part of total benefits and other deductions except for the portion of the change in the fair value due to a change in the Company’s own credit risk, which is recognized in other than comprehensive income. Additionally, when an annuitization occurs (for annuitization benefits) or upon extinguishment of the account balance (for withdrawal benefits) the balance related to the MRB will be derecognized and the amount deducted (after derecognition of any related amount included in accumulated other comprehensive income) shall be used in the calculation of the liability for future policy benefits for the payout annuity. Upon derecognition, any related balance will be removed from AOCI.
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
Features in ceded reinsurance contracts that meet the definition of MRBs are accounted for at fair value. The fees used to determine the fair value of the reinsured market risk benefit are those defined in the reinsurance contract. The expected periodic future premiums would represent cash outflows and the expected future benefits would represent

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
cash inflows in the fair value calculation. On the ceded side, the purchased MRB is measured considering the counterparty credit risk of the reinsurer, while the direct contract liabilities is measured considering the instrument-specific credit risk of the insurer. As a result of the difference in the treatment of the counterparty credit risk, the fair value of the direct and ceded contracts may be different even if the contractual fees and benefits are the same. Changes in instrument-specific credit risk of the Company is included in the fair value of its market risk benefit, whether in an asset or liability position, and whether related to an issued or purchased MRB, is recognized in OCI. The counterparty credit risk of the reinsurer is recorded in the consolidated statements of income (loss).
Troubled Debt Restructuring
The Company invests in commercial, agricultural and residential mortgage loans included in the consolidated balance sheets as mortgage loans on real estate. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty. The types of modifications made may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The credit allowance is an estimate of lifetime expected losses reflecting historical loss information which included losses from modification to a borrower experiencing financial difficulty. As the effect of the modification made to a borrower experiencing financial difficulty is already included in the credit allowance, the carrying value (net of the allowance) before and after modification through a TDR may not change significantly or may increase if the expected recovery is higher than the pre-modification recovery assessment. For information pertaining to our TDRs, see Note 3 of the Notes to these Consolidated Financial Statements.
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
Accounting and Consolidation of VIEs
For all new investment products and entities developed by the Company, the Company first determines whether the entity is a VIE, which involves determining an entity’s variability and variable interests, identifying the holders of the equity investment at risk and assessing the five characteristics of a VIE. Once an entity is determined to be a VIE, the Company then determines whether it is the primary beneficiary of the VIE based on its beneficial interests. If the Company is deemed to be the primary beneficiary of the VIE, the Company consolidates the entity.
Quarterly, management of the Company reviews its investment management agreements and its investments in, and other financial arrangements with, certain entities that hold client AUM to determine the entities the Company is required to consolidate under this guidance. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts, and limited partnerships.
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
Consolidated VIEs
As of September 30, 2023 and December 31, 2022, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in other invested assets and mortgage loans on real estate in the Company’s consolidated balance sheets at September 30, 2023 and December 31, 2022 are total assets of $783 million and $410 million, respectively related to these VIEs.
Non-Consolidated VIEs
As of September 30, 2023 and December 31, 2022, respectively, the Company held approximately $2.4 billion and $2.3 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as the primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $265.0 billion and $282.3 billion as of September 30, 2023 and December 31, 2022, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.4 billion and $2.3 billion and approximately $1.3 billion and $1.3 billion of unfunded commitments as of September 30, 2023 and December 31, 2022, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
Assumption Updates and Model Changes
The Company conducts its annual review of its assumptions and models during the third quarter of each year. The annual review encompasses assumptions underlying the valuation of MRB, liabilities for future policyholder benefits and Additional Liability Update.
However, the Company updates its assumptions as needed in the event it becomes aware of economic conditions or events that could require a change in assumptions that it believes may have a significant impact to the carrying value of product liabilities and assets and consequently materially impact its earnings in the period of the change.
MRB Update
The Company updates its assumptions to reflect emerging experience for withdrawals, mortality and lapse election. This includes actuarial judgement informed by actual experience of how policy holders are expected to use these policies in the future.
LFPB Update
The significant assumptions for the LFPB balances include mortality and lapses for the Company’s Traditional life business. The primary assumption for the payout block of business is mortality.
Additional Liability Update
The significant assumptions for the additional insurance liability balances include mortality, lapses, premium payment pattern, and interest crediting assumption.
Impact of Assumption Updates
The net impact of assumption changes during the three and nine months ended September 30, 2023 decreased other income by $51 million, increased remeasurement of liability for future policy benefits by $36 million, increased policyholders’ benefits by $10 million and decreased change in market risk benefits and purchased market risk benefits by $50 million. This resulted in a decrease in income (loss) from operations, before income taxes of $47 million and a decrease in net income (loss) by $37 million.
The net impact of assumption changes during the three and nine months ended September 30, 2022 increased remeasurement of liability for future policy benefits by $8 million, decreased policyholders’ benefits by $2 million, increased change in market risk benefits and purchased market risk benefits by $206 million and increased interest credited to policyholder’s account balances by $1 million. This resulted in a decrease in income (loss) from operations, before income taxes of $213 million and a decrease in net income (loss) by $168 million.
Model Changes
There were no material model changes in the first nine months of 2023 and 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of September 30, 2023 and December 31, 2022 was $568 million and $550 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2023 and 2022.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2023
Fixed Maturities:
Corporate (1)	$43,440	$2	$57	$7,365	$36,130
U.S. Treasury, government and agency	5,642	—	—	1,564	4,078
States and political subdivisions	525	—	2	85	442
Foreign governments	791	—	1	160	632
Residential mortgage-backed (2)	982	—	—	115	867
Asset-backed (3)	8,685	—	13	200	8,498
Commercial mortgage-backed	3,747	—	1	658	3,090
Redeemable preferred stock	41	—	2	—	43
Total at September 30, 2023	$63,853	$2	$76	$10,147	$53,780

December 31, 2022:
Fixed Maturities:
Corporate (1)	$46,053	$24	$89	$6,655	$39,463
U.S. Treasury, government and agency	7,049	—	1	1,312	5,738
States and political subdivisions	540	—	7	76	471
Foreign governments	985	—	2	151	836
Residential mortgage-backed (2)	860	—	1	84	777
Asset-backed (3)	8,817	—	3	371	8,449
Commercial mortgage-backed	3,742	—	—	572	3,170
Redeemable preferred stock	41	—	2	—	43
Total at December 31, 2022	$68,087	$24	$105	$9,221	$58,947
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of September 30, 2023 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2023:
Contractual maturities:
Due in one year or less	$1,204	$1,193
Due in years two through five	12,493	11,722
Due in years six through ten	13,842	12,089
Due after ten years	22,857	16,278
Subtotal	50,396	41,282
Residential mortgage-backed	982	867
Asset-backed	8,685	8,498
Commercial mortgage-backed	3,747	3,090
Redeemable preferred stock	41	43
Total at September 30, 2023	$63,851	$53,780

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Proceeds from sales	$2,352	$878	$5,313	$11,512
Gross gains on sales (1)	$1	$—	$8	$38
Gross losses on sales (2)	$(445)	$(73)	$(509)	$(663)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$—	$(248)	$(62)	$(251)
______________
(1)Includes $0 million and $0 million for the three and nine months ended September 30, 2023, respectively, and $0 million and $0 million for the three and nine months ended September 30, 2022, respectively, of gross gains related to funds withheld assets held by the Company in support of Equitable America’s reinsurance obligations to the Company. These realized gains are included in other investment gains (losses), net.
(2)Includes $101 million, and $135 million for the three and nine months ended September 30, 2023, respectively, and $0 million and $0 million for the three and nine months ended September 30, 2022, respectively, of gross losses related to funds withheld assets held by the Company in support of Equitable America’s reinsurance obligations to the Company. These realized losses are included in other investment gains (losses), net.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$44	$32	$36	$42
Previously recognized impairments on securities that matured, paid, prepaid or sold	(1)	(2)	(56)	(15)
Recognized impairments on securities impaired to fair value this period (1) (2)	—	251	50	251
Credit losses recognized this period on securities for which credit losses were not previously recognized	1	(1)	10	—
Additional credit losses this period on securities previously impaired	—	5	4	7
Balance, end of period	$44	$285	$44	$285
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
(2)Amounts reflected for the nine months ended September 30, 2023 represent AFS fixed maturities in an unrealized loss position, which the Company sold in anticipation of the Company’s ordinary dividend to Holdings.

The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended September 30, 2023
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(8,187)	$11	$1,717	$(6,459)
Net investment gains (losses) arising during the period	(2,329)	—	—	(2,329)
Reclassification adjustment:
Included in net income (loss)	444	—	—	444
Impact of net unrealized investment gains (losses)	—	8	394	402
Net unrealized investment gains (losses) excluding credit losses	(10,072)	19	2,111	(7,942)
Net unrealized investment gains (losses) with credit losses	1	—	—	1
Balance, end of period	$(10,071)	$19	$2,111	$(7,941)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended September 30, 2022
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(6,647)	$25	$1,391	$(5,231)
Net investment gains (losses) arising during the period	(3,811)	—	—	(3,811)
Reclassification adjustment:
Included in net income (loss)	327	—	—	327
Impact of net unrealized investment gains (losses)	—	8	730	738
Net unrealized investment gains (losses) excluding credit losses	(10,131)	33	2,121	(7,977)
Net unrealized investment gains (losses) with credit losses	1	—	—	1
Balance, end of period	$(10,130)	$33	$2,121	$(7,976)

	Nine Months Ended September 30, 2023
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(9,116)	$21	$420	$(8,675)
Net investment gains (losses) arising during the period	(1,514)	—	—	(1,514)
Reclassification adjustment:
Included in net income (loss)	564	—	—	564
Impact of net unrealized investment gains (losses)	—	(2)	1,690	1,688
Net unrealized investment gains (losses) excluding credit losses	(10,066)	19	2,110	(7,937)
Net unrealized investment gains (losses) with credit losses	(5)	—	1	(4)
Balance, end of period	$(10,071)	$19	$2,111	$(7,941)

	Nine Months Ended September 30, 2022
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$4,462	$(703)	$(790)	$2,969
Net investment gains (losses) arising during the period	(15,466)	—	—	(15,466)
Reclassification adjustment:
Included in net income (loss)	881	—	—	881
Impact of net unrealized investment gains (losses)	—	736	2,909	3,645
Net unrealized investment gains (losses) excluding credit losses	(10,123)	33	2,119	(7,971)
Net unrealized investment gains (losses) with credit losses	(7)	—	2	(5)
Balance, end of period	$(10,130)	$33	$2,121	$(7,976)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

The following tables disclose the fair values and gross unrealized losses of the 4,902 issues as of September 30, 2023 and the 4,798 issues as of December 31, 2022 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2023
Fixed Maturities:
Corporate	$4,098	$226	$29,132	$7,139	$33,230	$7,365
U.S. Treasury, government and agency	169	7	3,908	1,557	4,077	1,564
States and political subdivisions	114	1	219	84	333	85
Foreign governments	17	1	556	159	573	160
Residential mortgage-backed	188	5	666	110	854	115
Asset-backed	785	7	6,216	193	7,001	200
Commercial mortgage-backed	129	4	2,899	654	3,028	658
Total at September 30, 2023	$5,500	$251	$43,596	$9,896	$49,096	$10,147

December 31, 2022:
Fixed Maturities:
Corporate	$22,034	$2,431	$15,014	$4,222	$37,048	$6,653
U.S. Treasury, government and agency	5,465	1,294	204	18	5,669	1,312
States and political subdivisions	91	18	158	58	249	76
Foreign governments	349	42	418	109	767	151
Residential mortgage-backed	665	49	79	35	744	84
Asset-backed	6,262	228	1,759	143	8,021	371
Commercial mortgage-backed	1,572	200	1,580	372	3,152	572
Total at December 31, 2022	$36,438	$4,262	$19,212	$4,957	$55,650	$9,219
The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.1% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of September 30, 2023 and December 31, 2022 were $400 million and $327 million, respectively, representing 18.5% and 30.4% of the total consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of September 30, 2023 and December 31, 2022, respectively, approximately $2.6 billion and $2.9 billion, or 4.1% and 4.3%, of the $63.9 billion and $68.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $151 million and $208 million as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, respectively, the $9.9 billion and $5.0 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either September 30, 2023 or December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2023, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
The Company has entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of September 30, 2023, the estimated fair value of loaned securities was $84 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of September 30, 2023, cash collateral received in the amount of $86 million was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the three and nine months ended September 30, 2023.
Mortgage Loans on Real Estate
In September 2023, the Company began investing in residential mortgage loans. Accrued interest receivable on commercial, agricultural and residential mortgage loans as of September 30, 2023 and December 31, 2022 was $78 million and $71 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the nine months ended September 30, 2023 and 2022.
As of September 30, 2023 and 2022, the Company had no loans for which foreclosure was probable included within the individually assessed mortgage loans, and accordingly had no associated allowance for credit losses.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$140	$58	123	$57
Current-period provision for expected credit losses	63	19	80	20
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	63	19	80	20
Balance, end of period	$203	$77	$203	$77

Agricultural mortgages:
Balance, beginning of period	$5	$6	$6	$5
Current-period provision for expected credit losses	1	—	—	1
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	1	—	—	1
Balance, end of period	$6	$6	$6	$6

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions)
Residential mortgages:
Balance, beginning of period	$—	$—	$—	$—
Current-period provision for expected credit losses	—	—	—	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	—	—	—	—
Balance, end of period	$—	$—	$—	$—

Total allowance for credit losses	$209	$83	$209	$83

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization and
•changes in credit quality and economic assumptions.
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:

Loan to Value (“LTV”) Ratios (1) (3)

	September 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$250	$484	$130	$35	$—	$1,603	$—	$—	$2,502
50% - 70%	636	2,313	815	869	257	2,618	419	96	8,023
70% - 90%	247	488	1,139	463	289	1,198	6	36	3,866
90% plus	—	—	34	—	92	696	—	—	822
Total commercial	$1,133	$3,285	$2,118	$1,367	$638	$6,115	$425	$132	$15,213

Agricultural:
0% - 50%	$86	$163	$186	$235	$134	$811	$—	$—	$1,615
50% - 70%	46	146	162	204	58	303	—	—	919
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$132	$309	$348	$439	$192	$1,130	$—	$—	$2,550

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	September 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
0% - 50%	$336	$647	$316	$270	$134	$2,414	$—	$—	$4,117
50% - 70%	682	2,459	977	1,073	315	2,921	419	96	8,942
70% - 90%	247	488	1,139	463	289	1,214	6	36	3,882
90% plus	—	—	34	—	92	696	—	—	822
Total commercial and agricultural mortgage loans	$1,265	$3,594	$2,466	$1,806	$830	$7,245	$425	$132	$17,763

Debt Service Coverage (“DSC”) Ratios (2) (3)

	September 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$175	$695	$1,126	$1,140	$157	$3,110	$—	$—	$6,403
1.8x to 2.0x	—	—	181	167	172	737	256	96	1,609
1.5x to 1.8x	81	799	234	—	236	984	92	—	2,426
1.2x to 1.5x	470	762	455	—	30	761	6	—	2,484
1.0x to 1.2x	400	674	43	—	43	416	71	36	1,683
Less than 1.0x	7	355	79	60	—	107	—	—	608
Total commercial	$1,133	$3,285	$2,118	$1,367	$638	$6,115	$425	$132	$15,213

Agricultural:
Greater than 2.0x	$7	$51	$39	$60	$20	$184	$—	$—	$361
1.8x to 2.0x	16	16	56	32	23	62	—	—	205
1.5x to 1.8x	9	50	31	109	18	199	—	—	416
1.2x to 1.5x	38	111	155	173	99	374	—	—	950
1.0x to 1.2x	33	57	63	57	26	287	—	—	523
Less than 1.0x	29	24	4	8	6	24	—	—	95
Total agricultural	$132	$309	$348	$439	$192	$1,130	$—	$—	$2,550

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	September 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
Greater than 2.0x	$182	$746	$1,165	$1,200	$177	$3,294	$—	$—	$6,764
1.8x to 2.0x	16	16	237	199	195	799	256	96	1,814
1.5x to 1.8x	90	849	265	109	254	1,183	92	—	2,842
1.2x to 1.5x	508	873	610	173	129	1,135	6	—	3,434
1.0x to 1.2x	433	731	106	57	69	703	71	36	2,206
Less than 1.0x	36	379	83	68	6	131	—	—	703
Total commercial and agricultural mortgage loans	$1,265	$3,594	$2,466	$1,806	$830	$7,245	$425	$132	$17,763
_____________
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.
(3)Residential mortgage loans are excluded from the above tables.
LTV Ratios (1) (3)

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
0% - 50%	$787	$312	$228	$129	$251	$1,967	$—	$—	$3,674
50% - 70%	2,475	1,754	1,128	381	706	2,521	328	—	9,293
70% - 90%	363	415	463	329	424	1,330	—	34	3,358
90% plus	—	—	—	—	35	233	—	—	268
Total commercial and agricultural mortgage loans	$3,625	$2,481	$1,819	$839	$1,416	$6,051	$328	$34	$16,593

DSC Ratios (2) (3)

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$771	$1,159	$1,113	$102	$571	$1,911	$—	$—	$5,627
1.8x to 2.0x	158	215	164	197	186	477	279	—	1,676
1.5x to 1.8x	337	390	32	153	176	1,175	4	—	2,267
1.2x to 1.5x	1,041	259	—	92	73	917	—	—	2,382
1.0x to 1.2x	507	43	60	98	160	492	45	34	1,439
Less than 1.0x	458	48	—	—	35	71	—	—	612
Total commercial	$3,272	$2,114	$1,369	$642	$1,201	$5,043	$328	$34	$14,003

Agricultural:
Greater than 2.0x	$51	$40	$62	$21	$12	$193	$—	$—	$379
1.8x to 2.0x	16	58	35	24	14	51	—	—	198
1.5x to 1.8x	69	42	111	18	19	196	—	—	455
1.2x to 1.5x	107	147	177	98	99	298	—	—	926
1.0x to 1.2x	91	80	61	30	60	257	—	—	579
Less than 1.0x	19	—	4	6	11	13	—	—	53
Total agricultural	$353	$367	$450	$197	$215	$1,008	$—	$—	$2,590

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
Greater than 2.0x	$822	$1,199	$1,175	$123	$583	$2,104	$—	$—	$6,006
1.8x to 2.0x	174	273	199	221	200	528	279	—	1,874
1.5x to 1.8x	406	432	143	171	195	1,371	4	—	2,722
1.2x to 1.5x	1,148	406	177	190	172	1,215	—	—	3,308
1.0x to 1.2x	598	123	121	128	220	749	45	34	2,018
Less than 1.0x	477	48	4	6	46	84	—	—	665
Total commercial and agricultural mortgage loans	$3,625	$2,481	$1,819	$839	$1,416	$6,051	$328	$34	$16,593
_____________
(1)The LTV ratio is derived from current loan balance divided by the fair value of the property. The fair value of the underlying commercial properties is updated annually for each mortgage loan.
(2)The DSC ratio is calculated using the most recently reported operating income results from property operations divided by annual debt service.
(3)Residential mortgage loans are excluded from the above tables.
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	September 30, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Performance indicators:
Performing	$21	$11	$—	$—	$—	$—	$32
Nonperforming	—	—	—	—	—	—	—
Total	$21	$11	$—	$—	$—	$—	$32

Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
September 30, 2023:
Mortgage loans:
Commercial	$—	$—	$—	$—	$15,179	$15,179	$34	$15,213	$—	$1
Agricultural	18	4	42	64	2,467	2,531	19	2,550	3	—
Residential	—	—	—	—	32	32	—	32	—	—
Total	$18	$4	$42	$64	$17,678	$17,742	$53	$17,795	$3	$1
December 31, 2022:
Mortgage loans:
Commercial	$56	$—	$—	$56	$13,947	$14,003	$—	$14,003	$—	$—
Agricultural	3	5	13	21	2,553	2,574	16	2,590	—	—
Residential	—	—	—	—	—	—	—	—	—	—
Total	$59	$5	$13	$77	$16,500	$16,577	$16	$16,593	$—	$—
_______________
(1)Amounts presented at amortized cost basis.

As of September 30, 2023 and December 31, 2022, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $19 million and $16 million, respectively.
Troubled Debt Restructuring
During the first quarter of 2023, the Company granted a modification to a $56 million commercial real estate loan. The modification reflects a pay and accrue structure where the loan was converted to interest only, and the pay rate is lower than the current rate beginning in 2023; 0.35% in 2023 and stepping up annually until it reaches the existing coupon of 5.0% in 2027. Interest between the pay rate and the coupon rate will be accrued and added to the loan monthly. Additionally, any excess cash flow above the pay rate will be applied to the loan. For the accounting policy pertaining to our TDRs see Note 2 of the Notes to these Consolidated Financial Statements.
During the three and nine months ended September 30, 2023 and 2022 the Company identified an immaterial amount of TDRs.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(11)	$(31)	$(5)	$(138)
Net investment gains (losses) recognized on securities sold during the period	(6)	(2)	(8)	(12)
Unrealized and realized gains (losses) on equity securities	$(17)	$(33)	$(13)	$(150)
Trading Securities
As of September 30, 2023 and December 31, 2022, respectively, the fair value of the Company’s trading securities was $293 million and $283 million. As of September 30, 2023 and December 31, 2022, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $44 million and $38 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
The breakdown of net investment income (loss) from trading securities was as follows:

Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(9)	$(8)	$8	$(53)
Net investment gains (losses) recognized on securities sold during the period	(1)	1	(3)	—
Unrealized and realized gains (losses) on trading securities	(10)	(7)	5	(53)
Interest and dividend income from trading securities	1	1	6	6
Net investment income (loss) from trading securities	$(9)	$(6)	$11	$(47)
Net Investment Income
The following tables provide the components of net investment income by investment type:

	Three Months Ended September 30,
	2023			2022
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$401	$282	$683	$663	$—	$663
Mortgage loans on real estate	136	88	224	147	—	147
Policy loans	43	7	50	50	—	50
Other equity investments	30	—	30	(1)	—	(1)
Trading securities	(9)	—	(9)	(6)	—	(6)
Other investment income	(4)	6	2	14	—	14
Gross investment income (loss)	597	383	980	867	—	867
Investment expenses	(49)	(38)	(87)	(79)	—	(79)
Net investment income (loss)	$548	$345	$893	$788	$—	$788
_______________
(1)“NI Modco” represents modco arrangement on non-insulated Separate Accounts as part of the Reinsurance Treaty with Equitable America.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Nine Months Ended September 30,
	2023			2022
	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$1,488	$554	$2,042	$1,830	$—	$1,830
Mortgage loans on real estate	424	175	599	423	—	423
Policy loans	140	7	147	151	—	151
Other equity investments	100	(35)	65	57	—	57
Trading securities	11	—	11	(47)	—	(47)
Other investment income	7	7	14	44	—	44
Gross investment income (loss)	2,170	708	2,878	2,458	—	2,458
Investment expenses	(174)	(68)	(242)	(220)	—	(220)
Net investment income (loss)	$1,996	$640	$2,636	$2,238	$—	$2,238

Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended September 30,
	2023			2022
	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$(344)	$(101)	$(445)	$(327)	$—	$(327)
Mortgage loans on real estate	(22)	(42)	(64)	(19)	—	(19)
Other	1	—	1	(2)	—	(2)
Investment gains (losses), net	$(365)	$(143)	$(508)	$(348)	$—	$(348)

	Nine Months Ended September 30,
	2023			2022
	Excluding Funds Withheld and NI Modco	Funds Withheld Assets and NI Modco	Total	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$(430)	$(135)	$(565)	$(881)	$—	$(881)
Mortgage loans on real estate	(36)	(44)	(80)	(21)	—	(21)
Other	1	—	1	(10)	—	(10)
Investment gains (losses), net	$(465)	$(179)	$(644)	$(912)	$—	$(912)

Investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million and $1 million for the three and nine months ended September 30, 2023, respectively and $0 million and $1 million for the three and nine months ended September 30, 2022 respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
The following table presents the gross notional amount and estimated fair value of the Company’s derivatives:
Derivative Instruments by Category

	September 30, 2023
			Fair Value
	Notional Amount	Notional Amount- FWH and NI Modco	Derivative Assets	Derivative Assets - FWH and NI Modco	Derivative Liabilities	Derivative Liabilities - FWH and NI Modco	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$2,140	$—	$86	$—	$87	$—	$(1)
Interest swaps	952	—	—	—	294	—	(294)
Total: designated for hedge accounting	3,092	—	86	—	381	—	(295)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	3,739	2,214	—	—	—	—	—
Swaps	1,784	10,702	7	41	—	—	48
Options	6,466	38,010	1,680	7,849	393	2,039	7,097
Interest rate contracts:
Futures	807	5,642	—	—	—	—	—
Swaps	258	2,796	—	—	3	154	(157)
Credit contracts:
Credit default swaps	101	—	—	—	2	—	(2)
Currency contracts:
Currency swaps	721	—	38	—	—	—	38
Other freestanding contracts:
Margin	—	—	88	262	—	—	350
Collateral	—	—	156	—	7,486	—	(7,330)
Total: Not designated for hedge accounting	13,876	59,364	1,969	8,152	7,884	2,193	44

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2) (5)	—	—	5,554	—	6,985	—	(1,431)
Funds withheld payable (3)	—	—	—	—	(567)	—	567
Modco payable (4)	—	—	823	—	—	—	823
Total embedded derivatives	—	—	6,377	—	6,418	—	(41)

Total derivative instruments	$16,968	$59,364	$8,432	$8,152	$14,683	$2,193	$(292)

______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.
(3)Reported in funds withheld payable in the consolidated balance sheets.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
(4)Recorded in amounts due from reinsurers in the consolidated balance sheets.
(5)SCS embedded derivative asset is recorded as a modco receivable. This is presented net in the consolidated balance sheets.

	December 31, 2022
			Fair Value
	Notional Amount	Notional Amount - FWH and NI Modco	Derivative Assets	Derivative Assets - FWH and NI Modco	Derivative Liabilities	Derivative Liabilities - FWH and NI Modco	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$1,431	$—	$99	$—	$85	$—	$14
Interest swaps	955	—	—	—	294	—	(294)
Total: designated for hedge accounting	2,386	—	99	—	379	—	(280)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	4,320	—	—	—	—	—	—
Swaps	11,159	—	38	—	—	—	38
Options	39,863	—	7,549	—	3,396	—	4,153
Interest rate contracts:
Futures	12,693	—	—	—	—	—	—
Swaps	1,498	—	—	—	166	—	(166)
Credit contracts:
Credit default swaps	102	—	—	—	2	—	(2)
Currency contracts:
Currency swaps	397	—	4	—	13	—	(9)
Other freestanding contracts:
Margin	—	—	193	—	—	—	193
Collateral	—	—	142	—	4,469	—	(4,327)
Total: Not designated for hedge accounting	70,032	—	7,926	—	8,046	—	(120)

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2)	—	—	—	—	4,077	—	(4,077)
Funds withheld payable	—	—	—	—	—	—	—
Modco payable	—	—	—	—	—	—	—
Total embedded derivatives	—	—	—	—	4,077	—	(4,077)

Total derivative instruments	$72,418	$—	$8,025	$—	$12,502	$—	$(4,477)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$(12)	$—	$3	$(33)	$14	$(2)	$—	$8	$(59)	$41
Interest swaps	8	—	—	—	27	(13)	—	—	—	30
Total: designated for hedge accounting	(4)	—	3	(33)	41	(15)	—	8	(59)	71
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	(48)	90	—	—	—	(145)	(68)	—	—	—
Swaps	105	558	—	—	—	(612)	(33)	—	—	—
Options	(124)	(674)	—	—	—	1,733	1,358	—	—	—
Interest rate contracts:
Futures	(31)	103	—	—	—	(92)	179	—	—	—
Swaps	(55)	(234)	—	—	—	(68)	(228)	—	—	—
Swaptions	—	—	—	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	—	—	—	—	—	—
Currency contracts:
Currency swaps	28	—	—	—	—	9	—	—	—	—
Currency forwards	—	—	—	—	—	—	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Other contracts:
Margin	—	—	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	(125)	(157)	—	—	—	825	1,208	—	—	—

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features	181	—	—	—	—	(1,846)	—	—	—	—
Funds withheld payable	(48)	—	—	—	—	551	—	—	—	—
Modco payable	1,099	—	—	—	—	(830)	—	—	—	—
Total embedded derivatives	1,232	—	—	—	—	(2,125)	—	—	—	—

Total derivatives	$1,103	$(157)	$3	$(33)	$41	$(1,315)	$1,208	$8	$(59)	$71

	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
	Net Derivatives Gains (Losses) (1) (2)	Net - FWH and NI Modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net - FWH and NI Modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$7	$—	$5	$(36)	$111	$21	$—	$7	$(46)	$116
Interest swaps	(38)	—	—	—	94	(79)	—	—	—	242
Total: designated for hedge accounting	(31)	—	5	(36)	205	(58)	—	7	(46)	358

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
	Net Derivatives Gains (Losses) (1) (2)	Net - FWH and NI Modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net - FWH and NI Modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	34	—	—	—	—	548	—	—	—	—
Swaps	591	—	—	—	—	3,353	—	—	—	—
Options	(650)	—	—	—	—	(4,381)	—	—	—	—
Interest rate contracts:
Futures	(412)	—	—	—	—	(1,445)	—	—	—	—
Swaps	(125)	—	—	—	—	(428)	—	—	—	—
Swaptions	—	—	—	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	—	8	—	—	—	—
Currency contracts:
Currency swaps	23	—	—	—	—	41	—	—	—	—
Currency forwards	—	—	—	—	—	—	—	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	(539)	—	—	—	—	(2,304)	—	—	—	—

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features	766	—	—	—	—	4,543	—	—	—	—
Funds withheld payable	—	—	—	—	—	—	—	—	—	—
Modco payable	—	—	—	—	—	—	—	—	—	—
Total embedded derivatives	766	—	—	—	—	4,543	—	—	—	—

Total derivatives	$196	$—	$5	$(36)	$205	$2,181	$—	$7	$(46)	$358
_____________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
(2)Investment fees of $5 million and $13 million for the three and nine months ended September 30, 2023, respectively and $6 million and $14 million for the three and nine months ended September 30, 2022, respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$52	$(55)	$22	$(208)
Amount recorded in AOCI
Currency swaps	(17)	77	(12)	77
Interest swaps	31	51	4	149
Total amount recorded in AOCI	14	128	(8)	226
Amount reclassified from income to AOCI
Currency swaps (1)	31	34	53	39
Interest swaps (1)	(4)	43	26	93
Total amount reclassified from income to AOCI	27	77	79	132
Balance, end of period (2)	$93	$150	$93	$150
______________
(1)    Currency swaps income is reported in net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)     The Company does not estimate the amount of the deferred losses in AOCI at September 30, 2023 and 2022 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of September 30, 2023 and December 31, 2022 are exchange-traded and net settled daily in cash. As of September 30, 2023 and December 31, 2022, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $286 million and $222 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $80 million and $103 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $14 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of September 30, 2023 and December 31, 2022, respectively, the Company held $7.5 billion and $4.5 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $156 million and $142 million as of September 30, 2023 and December 31, 2022, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
As of September 30, 2023 and December 31, 2022 there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of September 30, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$10,208	$6,793	$3,415	$(3,047)	$368
Secured lending	86	—	86	—	86
Other financial assets	1,995	—	1,995	—	1,995
Other invested assets	$12,289	$6,793	$5,496	$(3,047)	$2,449

Liabilities:
Derivative liabilities	$7,410	$6,793	$617	$—	$617
Secured lending	86	—	86	—	86
Other financial liabilities	2,660	—	2,660	—	2,660
Other liabilities	$10,156	$6,793	$3,363	$—	$3,363
______________
(1)Financial instruments sent (held).
As of December 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$8,024	$6,980	$1,044	$(848)	$196
Secured lending	—	—	—	—	—
Other financial assets	1,791	—	1,791	—	1,791
Other invested assets	$9,815	$6,980	$2,835	$(848)	$1,987

Liabilities:
Derivative liabilities	$7,577	$6,980	$597	$—	$597
Secured lending	—	—	—	—	—
Other financial liabilities	2,081	—	2,081	—	2,081
Other liabilities	$9,658	$6,980	$2,678	$—	$2,678
______________
(1)Financial instruments sent (held).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
5)    CLOSED BLOCK
As a result of demutualization, the Company’s Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.
Assets allocated to the Closed Block insure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 5 to the Company’s consolidated financial statements included in the Recast 2022 Annual Report.
Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,508	$5,692
Policyholder dividend obligation	—	—
Other liabilities	110	68
Total Closed Block liabilities	5,618	5,760

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $3,062 and $3,171) (allowance for credit losses of $0 and $0)	2,804	2,948
Mortgage loans on real estate (net of allowance for credit losses of $11 and $4)	1,622	1,645
Policy loans	555	569
Cash and other invested assets	6	—
Other assets	193	187
Total assets designated to the Closed Block	5,180	5,349

Excess of Closed Block liabilities over assets designated to the Closed Block	438	411
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $54 and $47	(203)	(177)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$235	$234

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Revenues:
Premiums and other income	$27	$29	$86	$93
Net investment income (loss)	53	52	156	164
Investment gains (losses), net	(6)	(2)	(6)	(2)
Total revenues	74	79	236	255

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Benefits and Other Deductions:
Policyholders’ benefits and dividends	79	93	237	249
Other operating costs and expenses	—	—	—	—
Total benefits and other deductions	79	93	237	249
Net income (loss), before income taxes	(5)	(14)	(1)	6
Income tax (expense) benefit	2	1	—	(1)
Net income (loss)	$(3)	$(13)	$(1)	$5

6)     DAC AND OTHER DEFERRED ASSETS/LIABILITIES
Changes in the DAC asset were as follows:

	Nine Months Ended September 30, 2023
	Term	UL	VUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB	Total
	(in millions)
Balance, beginning of period	$362	$20	$112	$1,585	$156	$147	$1,266	$213	$711	$89	$127	$4,788
Capitalization	11	3	54	39	8	16	167	19	51	7	—	375
Amortization (1)	(29)	(1)	(6)	(103)	(9)	(10)	(143)	(18)	(31)	(13)	(8)	(371)
Recovery of acquisition cost (2)	—	—	—	(12)	(4)	(3)	(9)	(4)	(13)	—	—	(45)
Balance, end of period	$344	$22	$160	$1,509	$151	$150	$1,281	$210	$718	$83	$119	$4,747
______________
(1)     DAC amortization of $2 million related to Other not reflected in table above.
(2)     Related to the Internal Reinsurance Transaction and is recorded in other income.

	Nine Months Ended September 30, 2022
	Term	UL	VUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB	Total
	(in millions)
Balance, beginning of period	$385	$14	$50	$1,639	$156	$121	$1,070	$209	$678	$94	$138	$4,554
Capitalization	14	5	49	67	10	31	287	25	55	10	—	553
Amortization	(31)	—	(3)	(101)	(10)	(10)	(124)	(18)	(31)	(14)	(9)	(351)
Balance, end of period	$368	$19	$96	$1,605	$156	$142	$1,233	$216	$702	$90	$129	$4,756

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Changes in the Sales Inducement Assets were as follows:

	Nine Months Ended September 30,
	2023		2022
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$137	$200	$147	$222
Capitalization	1	—	1	—
Amortization	(9)	(16)	(9)	(17)
Balance, end of period	$129	$184	$139	$205

Changes in the Unearned Revenue Liability were as follows:

	Nine Months Ended September 30,
	2023		2022
	UL	VUL	UL	VUL
	(in millions)
Balance, beginning of period	$95	$525	$80	$501
Capitalization	14	45	16	41
Amortization	(5)	(26)	(4)	(24)
Recovery of unearned revenue	(2)	—	—	—
Balance, end of period	$102	$544	$92	$518

The following table presents a reconciliation of DAC to the consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(in millions)
Term	$344	$362
UL	22	20
VUL	160	112
GMxB Core	1,509	1,585
EQUI-VEST Individual	151	156
Investment Edge	150	147
SCS	1,281	1,266
GMxB Legacy	210	213
EQUI-VEST Group	718	711
Momentum	83	89
Closed Block	119	127
Other	24	26
Total	$4,771	$4,814
Annually, or as circumstances warrant, we review the associated decrements assumptions (i.e. mortality and lapse) based on our multi-year average of companies experience with actuarial judgements to reflect other observable industry trends. In addition to DAC, the Unearned Revenue Liability and Sales Inducement Asset (“SIA”) use similar techniques and quarterly update processes for balance amortization.
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
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
Management is responsible for the determination of the value of investments carried at fair value and the supporting methodologies and assumptions. Under the terms of various service agreements, the Company often utilizes independent valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual securities. These independent valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. As further described below with respect to specific asset classes, these inputs include, but are not limited to, market prices for recent trades and transactions in comparable securities, benchmark yields, interest rate yield curves, credit spreads, quoted prices for similar securities, and other market-observable information, as applicable. Specific attributes of the security being valued are also considered, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security- or issuer-specific information. When insufficient market observable information is available upon which to measure fair value, the Company either will request brokers knowledgeable about these securities to provide a non-binding quote or will employ internal valuation models. Fair values received from independent valuation service providers and brokers and those internally modeled or otherwise estimated are assessed for reasonableness.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of September 30, 2023 and December 31, 2022, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Fair Value Measurements as of September 30, 2023

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$34,121	$2,009	$36,130
U.S. Treasury, government and agency	—	4,078	—	4,078
States and political subdivisions	—	416	26	442
Foreign governments	—	632	—	632
Residential mortgage-backed (2)	—	867	—	867
Asset-backed (3)	—	8,488	10	8,498
Commercial mortgage-backed	—	3,051	39	3,090
Redeemable preferred stock	—	43	—	43
Total fixed maturities, AFS	—	51,696	2,084	53,780
Other equity investments	140	426	53	619
Trading securities	195	98	—	293
Other invested assets:
Short-term investments	—	668	—	668
Assets of consolidated VIEs/VOEs	—	—	53	53
Swaps	—	(365)	—	(365)
Credit default swaps	—	(2)	—	(2)
Options	—	7,097	—	7,097
Total other invested assets	—	7,398	53	7,451
Cash equivalents	605	678	—	1,283
Purchased market risk benefits	—	—	15,490	15,490
Assets for market risk benefits	—	—	677	677
Separate Accounts assets (4)	109,784	2,447	1	112,232
Modco payable (6)	—	—	823	823
SCS, SIO, MSO and IUL indexed features’ asset	—	5,554	—	5,554
Total Assets	$110,724	$68,297	$19,181	$198,202

Liabilities:
SCS, SIO, MSO and IUL indexed features’ liability	—	6,985	—	6,985
Liabilities for market risk benefits	—	—	12,995	12,995
Funds withheld payable (5)	—	—	(567)	(567)
Total Liabilities	$—	$6,985	$12,428	$19,413
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of September 30, 2023 the fair value of such investments was $382 million.
(5)As discussed in Note 2, the funds withheld payable is created through a funds withheld and modified coinsurance arrangements where the investments supporting the reinsurance agreement are withheld by and continue to reside on the Company’s consolidated balance sheet. This embedded derivative is valued as a total return swap with references to the fair value of the invested assets held by the Company, which are primarily available for sale securities.
(6)Reflected in Amounts due from reinsurers.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
The GMWB feature allows the policyholder to withdraw at a minimum, over the life of the contract, an amount based on the contract’s benefit base. The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base. The GMAB feature increases the contract account value at the end of a specified period to a GMAB base. The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted. This lifetime annuity is based on predetermined annuity purchase rates applied to a GIB base. The GMDB feature

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
guarantees that the benefit paid upon death will not be less than a guaranteed benefit base. If the contract’s account value is less than the benefit base at the time a death claim is paid, the amount payable will be equal to the benefit base.
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $1.6 billion and $1.1 billion as of September 30, 2023 and December 31, 2022, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2023, fixed maturities with fair values of $334 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $0 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 15.4% of total consolidated equity as of September 30, 2023.
During the nine months ended September 30, 2022, fixed maturities with fair values of $114 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $90 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 18.7% of total consolidated equity as of September 30, 2022.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to market risk benefits and purchased market risk benefits level 3 assets and liabilities, which are included in Note 9 of the Notes to these Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Level 3 Instruments - Fair Value Measurements

	Three Months Ended September 30, 2023
	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, beginning of period	$1,976	$27	$34	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	(5)	—	—	—
Subtotal	(4)	—	—	—
Other comprehensive income (loss)	6	—	—	—
Purchases	129	—	5	10
Sales	(54)	(1)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	(11)	—	—	—
Transfers out of Level 3 (1)	(33)	—	—	—
Balance, end of period	$2,009	$26	$39	$10
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$6	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2023 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

Three Months Ended September 30, 2023
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable (4)
(in millions)
Balance, beginning of period	$105	$1	$(136)	$166
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Change in fair value of funds withheld assets	—	—	(431)	657
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	1	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$106	$1	$(567)	$823

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

Three Months Ended September 30, 2023
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable (4)
(in millions)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.
(4)Reflected in Amounts due from reinsurers.

	Three Months Ended September 30, 2022
	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, beginning of period	$1,752	$30	$25	$18
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1		—	—
Investment gains (losses), net	(3)		—	—
Subtotal	(2)	—	—	—
Other comprehensive income (loss)	(70)	(1)	—	—
Purchases	217	—	7	(2)
Sales	(35)	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	25	—	—	—
Transfers out of Level 3 (1)	7	—	—	(6)
Balance, end of period	$1,894	$29	$32	$10
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(70)	$(1)	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2022 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended September 30, 2022
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
	(in millions)
Balance, beginning of period	$18	$1	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(1)	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	(1)	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$17	$1	$—	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(1)	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

	Nine Months Ended September 30, 2023
	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, beginning of period	$2,103	$29	$32	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—
Investment gains (losses), net	(16)	—	—	—
Subtotal	(12)	—	—	—
Other comprehensive income (loss)	16	—	—	—
Purchases	452	—	7	10
Sales	(216)	(3)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(334)	—	—	—
Balance, end of period	$2,009	$26	$39	$10

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Nine Months Ended September 30, 2023
	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$10	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2023 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2023
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
	(in millions)
Balance, beginning of period	$17	$1	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(3)	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	(3)	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	44	—	—	—
Sales	—	—	—	—
Change in fair value of funds withheld assets	—	—	(567)	823
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	48	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$106	$1	$(567)	$823
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(3)	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Nine Months Ended September 30, 2022
	Corporate	State and Political Subdivisions	CMBS	Asset-backed
	(in millions)
Balance, beginning of period	$1,493	$35	$20	$8
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—
Investment gains (losses), net	(3)	—	—	—
Subtotal	—	—	—	—
Other comprehensive income (loss)	(151)	(5)	(2)	—
Purchases	765	—	14	9
Sales	(195)	(1)	—	(1)
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	90	—	—	—
Transfers out of Level 3 (1)	(108)	—	—	(6)
Balance, end of period	$1,894	$29	$32	$10
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(148)	$(5)	$(2)	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2022 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2022
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
	(in millions)
Balance, beginning of period	$13	$1	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(1)	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	(1)	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	8	—	—	—
Sales	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	(3)	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$17	$1	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Nine Months Ended September 30, 2022
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
	(in millions)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(1)	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities:

Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2023

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$322	Matrix pricing model	Spread over benchmark	20 bps - 295 bps	180 bps
	985	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	1.7x - 30.0x 0.0% - 22.3% 1.1x - 13.9x 0.0% - 59.5%	12.5x 11.7% 5.6x 2.1%
Other equity investments	2	Discounted Cash Flow	Earnings multiple	6.7x - 14.0x	7.0x
Purchased MRB asset (1) (2) (4)	15,490	Discounted cash flow	Lapse rates Withdrawal rates GMIB utilization rates Non-performance risk Volatility rates - equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.21% - 29.37% 0.00% - 14.97% 0.04% - 100.00% 33 bps - 118 bps 14% - 27% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	2.72% 0.60% 5.34% 42 bps 22% 2.84% (same for all ages) (same for all ages)
Liabilities: (5)
Direct MRB (1) (2) (3) (4)	$12,318	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	151 bps 0.21% - 29.37% 0.00% - 14.97% 0.04% - 100.00% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	151 bps 3.03% 0.73% 5.56% 2.61% (same for all ages) (same for all ages)
______________
(1)Mortality rates vary by age and demographic characteristic such as gender. Mortality rate assumptions are based on a combination of company and industry experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuating the embedded derivatives.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
(2)For lapses, withdrawals, and utilizations the rates were weighted by counts, for mortality weighted average rates are shown for all ages combined and for withdrawals the weighted averages were based on an estimated split of partial withdrawal and dollar-for-dollar withdrawals.
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $13.0 billion of MRB liabilities and $677 million of MRB assets.
(4)Includes Legacy and Core products.
(5)    Funds withheld and modco payable that contain embedded derivatives held at fair value are excluded from the tables above. The funds withheld payable embedded derivative utilizes a total return swap technique which incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation.
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
Excluded from the tables above as of September 30, 2023 and December 31, 2022, respectively, are approximately $882 million and $736 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of September 30, 2023 and December 31, 2022, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of September 30, 2023 and December 31, 2022, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2023:
Mortgage loans on real estate	$17,586	$—	$—	$15,393	$15,393
Policy loans	$3,607	$—	$—	$3,773	$3,773
Loans to affiliates	$1,900	$—	$1,726	$—	$1,726
Policyholders’ liabilities: Investment contracts	$1,594	$—	$—	$1,417	$1,417
Funds withheld payable	$11,116	$—	$—	$11,116	$11,116
Modco payable (1)	$29,053	$—	$—	$29,053	$29,053
FHLB funding agreements	$8,178	$—	$8,074	$—	$8,074
FABN funding agreements	$6,717	$—	$6,104	$—	$6,104
Funding agreement-backed commercial paper (FABCP)	$788	$—	$788	$—	$788
Separate Accounts liabilities	$10,117	$—	$—	$10,117	$10,117

December 31, 2022:
Mortgage loans on real estate	$16,464	$—	$—	$14,675	$14,675
Policy loans	$3,563	$—	$—	$3,850	$3,850
Loans to affiliates	$1,900	$—	$1,755	$—	$1,755
Policyholders’ liabilities: Investment contracts	$1,801	$—	$—	$1,645	$1,645
Funds withheld payable	$—	$—	$—	$—	$—
Modco payable	$—	$—	$—	$—	$—
FHLB funding agreements	$8,505	$—	$8,390	$—	$8,390
FABN funding agreements	$7,095	$—	$6,384	$—	$6,384
Separate Accounts liabilities	$10,236	$—	$—	$10,236	$10,236
______________
(1)Modco payable is reported in amounts due from reinsurers in the consolidated balance sheets.
Mortgage Loans on Real Estate
Fair values for commercial, agricultural and residential mortgage loans on real estate are measured by discounting future contractual cash flows to be received on the mortgage loan using interest rates at which loans with similar characteristics and credit quality would be made. The discount rate is derived based on the appropriate U.S. Treasury rate with a like term to the remaining term of the loan to which a spread reflective of the risk premium associated with the specific loan is added. Fair values for mortgage loans anticipated to be foreclosed and problem mortgage loans are limited to the fair value of the underlying collateral, if lower.
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
FHLB Funding Agreements
The fair values of the Company’s FHLB long term funding agreements’ fair values are determined based on indicative market rates published by the FHLB, provided to AB and modeled for each note’s FMV. FHLB short-term funding agreements’ fair values are reflective of notional/par value plus accrued interest.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
Otherwise Not Required to be Included in the Table Above
The Company’s investment in COLI policies are recorded at their cash surrender value and therefore are not required to be included in the table above.
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS

The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(in millions)
Reconciliation
Term	$1,258	$1,359
Payout - Non-Legacy	789	828
Payout - Legacy	3,192	2,689
Group Pension - Benefit Reserve & DPL	475	523
Health	1,437	1,560
UL	1,172	1,119
Subtotal	8,323	8,078
Whole Life Closed Block and Open Block products	5,524	5,687
Other (1)	622	608
Future policyholder benefits total	14,469	14,373
Other policyholder funds and dividends payable	1,460	1,562
Total	$15,929	$15,935
______________
(1)Primarily consists of future policy benefits related to Assumed Life and Disability, Group Life Run off, Variable Interest Sensitive Life rider and Major Medical products.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
	Term	Payout - Non-Legacy	Payout-Legacy	Group Pension	Health	Term	Payout-Non-Legacy	Payout-Legacy	Group Pension	Health
	(in millions)
	Present Value of Expected Net Premiums

Balance, beginning of period	$2,090	$—	$—	$—	$(6)	$2,472	$—	$—	$—	$22
Beginning balance at original discount rate	2,069	—	—	—	(6)	1,854	—	—	—	19
Effect of changes in cash flow assumptions	32	—	—	—	(8)	204	—	—	—	(10)
Effect of actual variances from expected experience	(13)	—	—	—	(5)	37	—	—	—	(12)
Adjusted beginning of period balance	2,088	—	—	—	(19)	2,095	—	—	—	(3)
Issuances	49	—	—	—	—	63	—	—	—	—
Interest accrual	75	—	—	—	(1)	72	—	—	—	—
Net premiums collected	(147)	—	—	—	2	(143)	—	—	—	1
Ending Balance at original discount rate	2,065	—	—	—	(18)	2,087	—	—	—	(2)
Effect of changes in discount rate assumptions	(82)	—	—	—	1	(6)	—	—	—	—
Balance, end of period	$1,983	$—	$—	$—	$(17)	$2,081	$—	$—	$—	$(2)

	Present Value of Expected Future Policy Benefits

Balance, beginning of period	$3,449	$828	$2,689	$523	$1,554	$4,274	$1,114	$2,547	$683	$2,092
Beginning balance of original discount rate	3,376	845	3,024	583	1,795	3,225	883	2,400	632	1,915
Effect of changes in cash flow assumptions	40	—	—	—	(12)	222	(2)	(2)	—	(5)
Effect of actual variances from expected experience	(15)	—	1	—	(5)	40	—	(2)	—	(10)
Adjusted beginning of period balance	3,401	845	3,025	583	1,778	3,487	881	2,396	632	1,900
Issuances	53	38	733	—	—	67	19	556	—	—
Interest accrual	126	29	65	15	43	124	30	47	16	46
Benefits payments	(253)	(69)	(199)	(50)	(111)	(280)	(74)	(143)	(54)	(124)
Ending balance at original discount rate	3,327	843	3,624	548	1,710	3,398	856	2,856	594	1,822
Effect of changes in discount rate assumptions	(85)	(54)	(432)	(73)	(290)	36	(26)	(373)	(65)	(264)
Balance, end of period	$3,242	$789	$3,192	$475	$1,420	$3,434	$830	$2,483	$529	$1,558

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
	Term	Payout - Non-Legacy	Payout-Legacy	Group Pension	Health	Term	Payout-Non-Legacy	Payout-Legacy	Group Pension	Health
	(in millions)

Net liability for future policy benefits	$1,258	$789	$3,192	$475	$1,437	$1,353	$830	$2,483	$529	$1,560
Less: Reinsurance recoverable	(193)	(19)	(999)	—	(1,145)	(210)	—	(365)	—	(1,248)
Net liability for future policy benefits, after reinsurance recoverable	$1,065	$770	$2,193	$475	$292	$1,143	$830	$2,118	$529	$312

Weighted-average duration of liability for future policyholder benefits (years)	7.1	9.3	7.7	7.1	8.7	7.1	9.5	8.2	7.2	8.8

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	September 30, 2023	December 31, 2022
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,899	$6,002
Expected future gross premiums (undiscounted)	7,015	7,245
Expected future benefit payments and expenses (discounted)	3,242	3,449
Expected future gross premiums (discounted)	3,593	3,883

Payout-Legacy
Expected future benefit payments and expenses (undiscounted)	4,872	3,947
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	3,105	2,607
Expected future gross premiums (discounted)	—	—

Payout-Non-Legacy
Expected future benefit payments and expenses (undiscounted)	1,437	1,460
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	759	801
Expected future gross premiums (discounted)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	683	730
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	456	563
Expected future gross premiums (discounted)	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	September 30, 2023	December 31, 2022
	(in millions)
Health
Expected future benefit payments and expenses (undiscounted)	2,375	2,510
Expected future gross premiums (undiscounted)	90	99
Expected future benefit payments and expenses (discounted)	1,403	1,533
Expected future gross premiums (discounted)	$69	$78

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$173	$173	$50	$53
Payout - Legacy	39	76	74	47
Payout - Non-Legacy	16	17	29	30
Group Pension	—	—	15	16
Health	6	7	44	46
Total	$234	$273	$212	$192

The following table provides the weighted average interest rates for the liability for future policy benefits:

	September 30, 2023	December 31, 2022

Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.7%
Current discount rate	5.6%	5.1%
Payout - Legacy
Interest accretion rate	3.9%	3.4%
Current discount rate	5.7%	5.0%
Payout - Non-Legacy
Interest accretion rate	5.0%	4.9%
Current discount rate	5.8%	5.2%
Group Pension
Interest accretion rate	3.3%	3.4%
Current discount rate	5.7%	5.1%
Health
Interest accretion rate	3.4%	3.3%
Current discount rate	5.8%	5.2%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Nine Months Ended September 30,
	2023	2022
	UL
	(Dollars in millions)
Balance, beginning of period	$1,120	$1,082
Beginning balance before AOCI adjustments	1,135	1,076
Effect of changes in interest rate and cash flow assumptions and model changes	(12)	8
Effect of actual variances from expected	14	11
Adjusted beginning of period balance	1,137	1,095
Interest accrual	38	36
Net assessments collected	49	49
Benefit payments	(38)	(45)
Ending balance before shadow reserve adjustments	1,186	1,135
Effect of reserve adjustment recorded in AOCI	(14)	(27)
Balance, end of period	$1,172	$1,108

Net liability for additional liability	$1,172	$1,108
Less: Reinsurance recoverable	(927)	(571)
Net liability for additional liability, after reinsurance recoverable	$245	$537

Weighted-average duration of additional liability - death benefit (years)	19.2	22.0

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Nine Months Ended September 30,
	2023	2022	2023	2022
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$487	$473	$38	$36
Total	$487	$473	$38	$36

	Nine Months Ended September 30,
	2023	2022

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for market risk benefits for the GMxB benefits on deferred variable annuities:

	Three Months Ended September 30, 2023
	GMxB Core	Purchased MRB Core (3)	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy(3)	Net GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$155	$(1,071)	$(916)	$12,720	$(16,223)	$(3,503)
Beginning balance before changes in the instrument specific credit risk	370	(1,072)	(702)	14,142	(16,128)	(1,986)
Model changes and effect of changes in cash flow assumptions	12	(45)	(33)	(11)	8	(3)
Actual market movement effect	193	(197)	(4)	719	(592)	127
Interest accrual	22	(12)	10	212	(227)	(15)
Attributed fees accrued (1)	96	(87)	9	212	(153)	59
Benefit payments	(11)	10	(1)	(321)	316	(5)
Actual policyholder behavior different from expected behavior	5	(5)	—	(14)	3	(11)
Changes in future economic assumptions	(385)	332	(53)	(2,609)	2,397	(212)
Issuances	—	—	—	—	—	—
Ending balance before changes in the instrument-specific credit risk	302	(1,076)	(774)	12,330	(14,376)	(2,046)
Changes in the instrument-specific credit risk (2)	35	32	67	(349)	(38)	(387)
Balance, end of period	$337	$(1,044)	$(707)	$11,981	$(14,414)	$(2,433)

Weighted-average age of policyholders (years)	64.3	64.6	N/A	72.9	73.2	N/A
Net amount at risk	$3,586	$3,475	N/A	$23,123	$22,632	N/A
_______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.
(3)    Purchased MRB is the impact of non-affiliated reinsurance and affiliated reinsurance with Equitable America. Effective April 1, 2023, the Company recorded $8.2 billion of Purchased MRB as result of the Reinsurance Treaty. See Note 1 and Note 17 for additional information.

	Three Months Ended September 30, 2022
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy	Net GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$424	$—	$424	$15,708	$(11,845)	$3,863
Beginning balance before changes in the instrument specific credit risk	781	—	781	17,735	(11,744)	5,991
Model changes and effect of changes in cash flow assumptions	(7)	—	(7)	404	(168)	236
Actual market movement effect	276	—	276	755	(268)	487
Interest accrual	12	—	12	224	(170)	54
Attributed fees accrued (1)	97	—	97	221	(70)	151
Benefit payments	(11)	—	(11)	(316)	184	(132)
Actual policyholder behavior different from expected behavior	10	—	10	42	(32)	10
Changes in future economic assumptions	(440)	—	(440)	(2,628)	1,551	(1,077)
Issuances	—	—	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended September 30, 2022
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy	Net GMxB Legacy
	(Dollars in millions)
Ending balance before changes in the instrument-specific credit risk	718	—	718	16,437	(10,717)	5,720
Changes in the instrument-specific credit risk (2)	(307)	—	(307)	(1,838)	(95)	(1,933)
Balance, end of period	$411	$—	$411	$14,599	$(10,812)	$3,787

Weighted-average age of policyholders (years)	63.3	N/A	N/A	72.3	67.5	N/A
Net amount at risk	$3,771	N/A	N/A	$23,933	$11,589	N/A
_______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.
(3)    Purchased MRB is the impact of non-affiliated reinsurance and affiliated reinsurance.

	Nine Months Ended September 30, 2023
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy (4)	Net GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$539	$—	$539	$14,699	$(10,492)	$4,207
Beginning balance before changes in the instrument specific credit risk	538	—	538	15,314	(10,438)	4,876
Model changes and effect of changes in cash flow assumptions	12	(45)	(33)	(11)	8	(3)
Actual market movement effect	(129)	(92)	(221)	(662)	386	(276)
Interest accrual	59	(21)	38	604	(585)	19
Attributed fees accrued (1)	300	(186)	114	630	(391)	239
Benefit payments	(35)	22	(13)	(1,008)	839	(169)
Actual policyholder behavior different from expected behavior	13	(9)	4	1	(17)	(16)
Changes in future economic assumptions	(455)	549	94	(2,538)	2,687	149
Issuances (2)	(1)	(1,294)	(1,295)	—	(6,865)	(6,865)
Ending balance before changes in the instrument-specific credit risk	302	(1,076)	(774)	12,330	(14,376)	(2,046)
Changes in the instrument-specific credit risk (3)	35	32	67	(349)	(38)	(387)
Balance, end of period	$337	$(1,044)	$(707)	$11,981	$(14,414)	$(2,433)

Weighted-average age of policyholders (years)	64.3	64.6	N/A	72.9	73.2	N/A
Net amount at risk	$3,586	$3,475	N/A	$23,123	$22,632	N/A
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Issuances are related to the Reinsurance Treaty with Equitable America. See Note 1 of the Notes to these Consolidated Financial Statements.
(3)Changes are recorded in OCI.
(4)Purchased MRB is the impact of non-affiliated reinsurance and affiliated reinsurance with Equitable America. Effective April 1, 2023, the Company recorded $8.2 billion of Purchased MRB as result of the Reinsurance Treaty. See Note 1 and Note 17 for additional information.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Nine Months Ended September 30, 2022
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy (3)	Net GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$1,061	$—	$1,061	$20,236	$(14,293)	$5,943
Beginning balance before changes in the instrument specific credit risk	666	—	666	19,719	(14,287)	5,432
Model changes and effect of changes in cash flow assumptions	(7)	—	(7)	317	(139)	178
Actual market movement effect	1,264	—	1,264	4,414	(1,732)	2,682
Interest accrual	29	—	29	507	(336)	171
Attributed fees accrued (1)	296	—	296	659	(218)	441
Benefit payments	(24)	—	(24)	(849)	472	(377)
Actual policyholder behavior different from expected behavior	14	—	14	101	(73)	28
Changes in future economic assumptions	(1,517)	—	(1,517)	(8,431)	5,596	(2,835)
Issuances	(3)	—	(3)	—	—	—
Ending balance before changes in the instrument-specific credit risk	718	—	718	16,437	(10,717)	5,720
Changes in the instrument-specific credit risk (2)	(307)	—	(307)	(1,838)	(95)	(1,933)
Balance, end of period	$411	$—	$411	$14,599	$(10,812)	$3,787

Weighted-average age of policyholders (years)	63.3	N/A	N/A	72.3	67.5	N/A
Net amount at risk	$3,771	N/A	N/A	$23,933	$11,589	N/A
_______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.
(3)    Purchased MRB is the impact of non-affiliated reinsurance.

The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk benefit amounts in the consolidated balance sheets:

	September 30, 2023					December 31, 2022
	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total
	(in millions)
GMxB Core	$(492)	$829	$337	$(1,044)	$(707)	$(375)	$914	$539	$—	$539
GMxB Legacy	(129)	12,110	11,981	(14,414)	(2,433)	(51)	14,749	14,698	(10,493)	4,205
Other (1)	(56)	56	—	(32)	(32)	(52)	88	36	3	39
Total	$(677)	$12,995	$12,318	$(15,490)	$(3,172)	$(478)	$15,751	$15,273	$(10,490)	$4,783
______________
(1)    Other primarily includes Individual EQUI-VEST MRB.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(in millions)
Policyholders’ account balance reconciliation
UL	$5,236	$5,341
VUL	4,115	4,253
GMxB Legacy	644	688
GMxB Core	12	42
SCS	38,653	35,460
EQUI-VEST Individual	2,432	2,652
EQUI-VEST Group	11,729	12,046
Momentum	629	703
Other (1)	2,947	2,916
Balance (exclusive of Funding Agreements)	66,397	64,101
Funding Agreements	15,755	15,641
Balance, end of period	$82,152	$79,742
_______________
(1) Primarily reflects products, IR Payout, IR Other, Investment Edge, Association, Indexed Universal Life, Group Pension and Closed Block.

The following tables summarize the balances and changes in policyholder’s account balances:

	Nine Months Ended September 30, 2023
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,341	$4,253	$688	$42	$35,460	$2,652	$12,046	$703
Issuances	—	—	—	—	—	—	—	—
Premiums received	528	92	70	37	5	27	460	49
Policy charges	(572)	(161)	9	6	(6)	—	(4)	—
Surrenders and withdrawals	(58)	(33)	(68)	(24)	(2,034)	(257)	(1,207)	(105)
Benefit payments	(169)	(82)	(75)	(1)	(191)	(56)	(55)	(4)
Net transfers from (to) separate account	—	(86)	—	(51)	2,153	7	210	(24)
Interest credited (2)	166	132	20	3	3,266	56	268	10
Other	—	—	—	—	—	3	11	—
Balance, end of period	$5,236	$4,115	$644	$12	$38,653	$2,432	$11,729	$629

Weighted-average crediting rate	3.75%	3.74%	2.71%	1.32%	N/A	2.90%	2.56%	2.33%
Net amount at risk (3)	$36,003	$83,850	$23,123	$3,586	$23	$126	$51	$—
Cash surrender value	$3,450	$2,659	$607	$229	$35,030	$2,427	$11,672	$630

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Nine Months Ended September 30, 2022
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,462	$4,193	$746	$99	$33,443	$2,784	$11,952	$705
Issuances	—	—	—	—	—	—	—	—
Premiums received	558	109	49	120	1	37	450	61
Policy charges	(596)	(155)	6	(15)	—	(1)	(5)	—
Surrenders and withdrawals	(68)	(12)	(43)	(22)	(1,931)	(131)	(612)	(101)
Benefit payments	(156)	(69)	(76)	(2)	(156)	(44)	(55)	(2)
Net transfers from (to) separate account	—	94	6	(115)	5,684	25	242	48
Interest credited (2)	168	106	22	4	(4,250)	60	142	11
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,368	$4,266	$710	$69	$32,791	$2,730	$12,114	$722

Weighted-average crediting rate	3.66%	3.73%	2.71%	1.05%	N/A	2.94%	2.55%	2.03%
Net amount at risk (3)	$38,282	$85,816	$23,933	$3,771	$163	$160	$274	$—
Cash surrender value	$3,518	$2,892	$697	$285	$28,910	$2,723	$12,029	$721
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

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

September 30, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
UL	0.00% - 1.50%	$—	$—	$1	$5	$6
	1.51% - 2.50%	89	66	553	326	1,034
	Greater than 2.50%	3,529	635	—	—	4,164
	Total	$3,618	$700	$553	$331	$5,203

VUL	0.00% - 1.50%	$7	$10	$14	$6	$37
	1.51% - 2.50%	124	341	6	—	471
	Greater than 2.50%	3,249	—	—	—	3,249
	Total	$3,380	$351	$20	$6	$3,757

GMxB Legacy	0.00% - 1.50%	$81	$16	$—	$—	$97
	1.51% - 2.50%	23	—	—	—	23
	Greater than 2.50%	489	—	—	—	489
	Total	$592	$16	$—	$—	$609

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

September 30, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
GMxB Core	0.00% - 1.50%	$13	$196	$—	$—	$209
	1.51% - 2.50%	13	—	—	—	13
	Greater than 2.50%	11	—	—	—	11
	Total	$37	$196	$—	$—	$233

EQUI-VEST Individual	0.00% - 1.50%	$52	$225	$—	$—	$277
	1.51% - 2.50%	44	—	—	—	44
	Greater than 2.50%	2,112	—	—	—	2,112
	Total	$2,208	$225	$—	$—	$2,433

EQUI-VEST Group	0.00% - 1.50%	$791	$2,310	$35	$341	$3,477
	1.51% - 2.50%	336	—	—	—	336
	Greater than 2.50%	6,845	—	—	—	6,845
	Total	$7,972	$2,310	$35	$341	$10,658

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Momentum	0.00% - 1.50%	$—	$12	$337	$55	$404
	1.51% - 2.50%	148	1	—	—	149
	Greater than 2.50%	70	—	5	—	75
	Total	$218	$13	$342	$55	$628

December 31, 2022
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)

UL	0.00% - 1.50%	$—	$—	$5	$1	$6
	1.51% - 2.50%	181	197	605	47	1,030
	Greater than 2.50%	3,615	657	—	—	4,272
	Total	$3,796	$854	$610	$48	$5,308

VUL	0.00% - 1.50%	$12	$9	$5	$1	$27
	1.51% - 2.50%	411	42	—	—	453
	Greater than 2.50%	3,441	—	—	—	3,441
	Total	$3,864	$51	$5	$1	$3,921

GMxB Legacy	0.00% - 1.50%	$386	$—	$—	$—	$386
	1.51% - 2.50%	560	—	—	—	560
	Greater than 2.50%	35	—	—	—	35
	Total	$981	$—	$—	$—	$981

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

December 31, 2022
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)

GMxB Core	0.00% - 1.50%	$257	$—	$—	$—	$257
	1.51% - 2.50%	14	—	—	—	14
	Greater than 2.50%	—	—	—	—	—
	Total	$271	$—	$—	$—	$271

EQUI-VEST Individual	0.00% - 1.50%	$345	$—	$—	$—	$345
	1.51% - 2.50%	46	—	—	—	46
	Greater than 2.50%	2,199	—	62	—	2,261
	Total	$2,590	$—	$62	$—	$2,652

EQUI-VEST Group	0.00% - 1.50%	$109	$5	$366	$3,112	$3,592
	1.51% - 2.50%	11	2	889	—	902
	Greater than 2.50%	6,949	21	330	—	7,300
	Total	$7,069	$28	$1,585	$3,112	$11,794

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Momentum	0.00% - 1.50%	$15	$301	$122	$7	$445
	1.51% - 2.50%	178	1	—	—	179
	Greater than 2.50%	73	—	5	—	78
	Total	$266	$302	$127	$7	$702
Separate Account - Summary
The following tables present the balances of and changes in Separate Account liabilities:

	Nine Months Ended September 30, 2023
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$11,535	$32,616	$27,017	$4,162	$3,772	$22,393	$3,884
Premiums and deposits	561	166	379	70	272	1,574	478
Policy charges	(321)	(495)	(357)	(2)	—	(13)	(15)
Surrenders and withdrawals	(380)	(2,001)	(1,877)	(294)	(287)	(1,218)	(529)
Benefit payments	(60)	(562)	(171)	(43)	(33)	(43)	(8)
Investment performance (1)	1,010	2,045	1,100	360	190	1,790	306
Net transfers from (to) general account	86	—	51	(7)	(118)	(210)	24
Other charges (2)	—	—	—	4	—	25	—
Balance, end of period	$12,431	$31,769	$26,142	$4,250	$3,796	$24,298	$4,140

Cash surrender value	$12,436	$31,481	$25,424	$4,218	$3,715	$24,031	$4,132
______________
(1)Investment performance is reflected net of M&E fees.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
(2)For the nine months ended September 30, 2023, EQUI-VEST Individual and EQUI-VEST Group amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial Life Insurance Company and the Securities & Exchange Commission.

	Nine Months Ended September 30, 2022
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$14,574	$44,912	$34,973	$5,584	$4,287	$27,509	$4,975
Premiums and deposits	564	183	801	102	663	1,545	480
Policy charges	(316)	(515)	(364)	(2)	1	(12)	(15)
Surrenders and withdrawals	(283)	(2,056)	(1,771)	(225)	(248)	(1,018)	(510)
Benefit payments	(80)	(538)	(171)	(41)	(26)	(47)	(9)
Investment performance (1)	(3,558)	(10,375)	(7,338)	(1,396)	(954)	(7,033)	(1,176)
Net transfers from (to) general account	(94)	(9)	115	(25)	(158)	(242)	(47)
Balance, end of period	$10,807	$31,602	$26,245	$3,997	$3,565	$20,702	$3,698

Cash surrender value	$10,839	$31,301	$25,395	$3,965	$3,470	$20,482	$3,692
______________
(1) Investment performance is reflected net of M&E fees.

The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(in millions)
Separate Account Reconciliation
VUL	$12,431	$11,535
GMxB Legacy	31,769	32,616
GMxB Core	26,142	27,017
EQUI-VEST Individual	4,250	4,162
Investment Edge	3,796	3,772
EQUI-VEST Group	24,298	22,393
Momentum	4,140	3,884
Other (1)	5,961	6,100
Total	$112,787	$111,479
_____________
(1)Primarily reflects Corporate and Other products and Employer Sponsored products including Association and Other.
The following tables present the aggregate fair value of Separate Account assets by major asset category:

	September 30, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$53	$1	$19	$7	$80
Common Stock	59	33	457	1,558	2,107
Mutual Funds	12,302	66,639	29,733	683	109,357
Bonds and Notes	95	3	1	1,144	1,243
Total	$12,509	$66,676	$30,210	$3,392	$112,787

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	December 31, 2022
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$58	$1	$17	$8	$84
Common Stock	41	32	430	1,686	2,189
Mutual Funds	11,402	68,220	27,639	760	108,021
Bonds and Notes	119	3	1	1,062	1,185
Total	$11,620	$68,256	$28,087	$3,516	$111,479

11)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2023 and 2022 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
During the fourth quarter of 2022, the Company established a valuation allowance of $1.5 billion against its deferred tax asset related to unrealized capital losses in the AFS securities portfolio. Adjustments to the valuation allowance due to changes in the portfolio’s unrealized capital loss are recorded in other comprehensive income. For the nine months ended September 30, 2023, the Company recorded a decrease to the valuation allowance of $137 million in other comprehensive income.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Adjustments to the valuation allowance due to new facts or evidence are recorded in net income. During the nine months ended September 30, 2023, the Company increased its borrowing capacity and available liquidity so that the Company now has the ability and intent to hold the underlying securities in its available for sale portfolio to recovery to the extent that additional deferred tax asset would be realized. Based on all available evidence, as of September 30, 2023, the Company concluded that approximately three quarters of the deferred tax asset related to unrealized tax capital losses is more-likely-than-not to be realized and a full valuation allowance is not necessary. For the three and nine months ended September 30, 2023, the Company recorded an increase to the valuation allowance of $20 million and a decrease of $920 million, respectively, in net income. A valuation allowance of $433 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
12)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three months ended September 30, 2023.
On May 17, 2023, the Company entered into a reinsurance agreement with Equitable America, effective April 1, 2023. See Note 1 and Note 17 of the Notes to these Consolidated Financial Statements for further details.

13)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances of AOCI were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	September 30,	December 31,
	2023	2022
	(in millions)
Unrealized gains (losses) on investments	$(9,385)	$(8,873)
Market risk benefits - instrument-specific credit risk component	317	665
Liability for future policy benefits - current discount rate component	535	357
Defined benefit pension plans	(4)	(4)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$(8,537)	$(7,855)

The components of OCI, net of taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(1,900)	$(3,010)	$(1,064)	$(12,224)
(Gains) losses reclassified into net income (loss) during the period	352	258	446	696
Net unrealized gains (losses) on investments (1)	(1,548)	(2,752)	(618)	(11,528)
Adjustments for policyholders’ liabilities, DAC, insurance liability loss recognition and other	37	161	70	850
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(326), $(689), $(319) and $(2,839))	(1,511)	(2,591)	(548)	(10,678)
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - change in instrument-specific credit risk (net of deferred income tax expense (benefit) of $(298), $(52), $(73) and $663	(1,120)	(197)	(275)	2,494
Liability for future policy benefits - change in current discount rate (net of deferred income tax expense (benefit) of $47, $72, $37 and $291)	177	270	141	1,094
Other comprehensive income (loss) attributable to Equitable Financial	$(2,454)	$(2,518)	$(682)	$(7,090)
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(93) million, and $(118) million for the three and nine months ended September 30, 2023, respectively, and $(69) million and $(185) million for the three and nine months ended September 30, 2022, respectively.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
14)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$21	$21	$21	$28
Net earnings (loss) attributable to redeemable noncontrolling interests	(1)	—	—	(4)
Purchase/change of redeemable noncontrolling interests	2	(1)	1	(4)
Balance, end of period	$22	$20	$22	$20

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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $250 million.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
annual basis, the Company reviews relevant information with respect to litigation and regulatory contingencies and updates the Company’s accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint alleged the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs sought: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies opted out of the Brach class action. Most opt-out policies are not yet the subject of litigation. Others filed suit previously, including three pending individual federal actions that were coordinated with the Brach action and contained similar allegations. In May 2023, the Brach class action and Equitable Financial informed the federal district court that they had mutually agreed to settle the class action, and in October 2023, the federal district court entered an order of final approval of the settlement agreement. Equitable Financial is fully accrued for the class settlement, which will have no impact on earnings or distributable cash projections. In October 2023, Equitable Financial and the three plaintiffs with individual federal actions coordinated with the Brach action informed the court that they had reached a settlement, and those actions were dismissed. Equitable Financial is likewise fully accrued for those individual settlements, which will have no impact on earnings or distributable cash projections. Equitable Financial has settled other actual and threatened litigations challenging the COI increase by individual policy owners and entities.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $382 million and pledged collateral with a carrying value of $10.3 billion as of September 30, 2023.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Change in FHLB Funding Agreements during the Nine Months Ended September 30, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at September 30, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,130	$46,499	$(46,825)	$656	$—	$6,460
Long-term funding agreements:
Due in years two through five	1,679	—	—	(645)	—	1,034
Due in more than five years	692	—	—	—	(11)	681
Total long-term funding agreements	2,371	—	—	(645)	(11)	1,715
Total funding agreements (1)	$8,501	$46,499	$(46,825)	$11	$(11)	$8,175
____________
(1)The $3 million and $4 million difference between the funding agreements carrying value shown in fair value table for September 30, 2023 and December 31, 2022, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
Funding Agreement-Backed Notes Program (“FABN”)
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of September 30, 2023, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Nine Months Ended September 30, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at September 30, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,500	$—	$(1,000)	$500	$—	$—	$1,000
Long-term funding agreements:
Due in years two through five	4,000	671	—	(500)	1,285	(11)	5,445
Due in more than five years	1,585	—	—	—	(1,285)	—	300
Total long-term funding agreements	5,585	671	—	(500)	—	(11)	5,745
Total funding agreements (1)	$7,085	$671	$(1,000)	$—	$—	$(11)	$6,745
______________
(1)The $28 million and $66 million difference between the funding agreements notional value shown and carrying value table as of September 30, 2023 and December 31, 2022, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Funding Agreement-Backed Commercial Paper Program
In May 2023, the Company established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with the Company pursuant to a funding agreement issued by the Company to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $3.0 billion. The Company had $788 million outstanding as of September 30, 2023.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of September 30, 2023, these arrangements include commitments by the Company to provide equity financing of $1.3 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of September 30, 2023. The Company had $726 million of commitments under existing mortgage loan agreements as of September 30, 2023.
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

16)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of September 30, 2023, the following three prescribed and permitted practices resulted in surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $15 million in statutory special surplus funds as of September 30, 2023. The Reinsurance Treaty reduced the amount of interest rate hedging needed going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $279 million in statutory surplus as of September 30, 2023 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of September 30, 2023, given the prevailing market conditions and business mix, there are $267 million Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”).
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $2.4 billion in statutory surplus as of September 30, 2023.
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
The following table summarizes the effect of reinsurance. The impact of the reinsurance transaction described below results in an increase in reinsurance ceded:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Direct charges and fee income	$681	$683	$2,033	$2,117
Reinsurance assumed	4	5	8	8
Reinsurance ceded - Equitable America	(340)	—	(685)	—
Reinsurance ceded - third party	(152)	(139)	(456)	(423)
Policy charges and fee income	$193	$549	$900	$1,702

Direct premiums	$199	$194	$607	$572
Reinsurance assumed	40	51	136	138
Reinsurance ceded - Equitable America	(78)	—	(118)	—
Reinsurance ceded - third party	(59)	(52)	(170)	(162)
Premiums	$102	$193	$455	$548

Direct policyholders’ benefits	$673	$674	$2,122	$2,046
Reinsurance assumed	29	46	106	151
Reinsurance ceded - Equitable America	(146)	—	(410)	—
Reinsurance ceded - third party	(138)	(197)	(447)	(469)
Policyholders’ benefits	$418	$523	$1,371	$1,728

Direct Interest credited to policyholders’ account balances	$505	$352	$1,458	$944
Reinsurance assumed	—	—	—	—
Reinsurance ceded - Equitable America	(155)	—	(306)	—
Reinsurance ceded - third party	(27)	—	(82)	(17)
Interest credited to policyholders’ account balances	$323	$352	$1,070	$927

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
There is a diverse pool of assets supporting the funds withheld and NI modco arrangement with Equitable America. The following table summarizes the composition of the pool of assets:

	September 30, 2023
	Carrying Value	Fair Value
	(in millions)
Fixed maturities	$23,958	$23,958
Mortgage loans on real estate	8,476	7,171
Policy loans	241	241
Other equity investments	227	227
Other invested assets	6,290	6,290
Total assets supporting funds withheld	$39,192	$37,887
______________
(1)Other invested assets includes derivatives and cash and cash equivalents.

The impact of the funds withheld and NI modco arrangement with Equitable America was as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(in millions)
Net derivative gains (losses):
Freestanding derivatives	$(157)	$1,208
Embedded derivatives	1,051	(279)
Net derivative gains (losses)	894	929
Net investment income (loss)	345	640
Investment gains (losses), net	(143)	(179)
Income (loss) from continuing operations, before income taxes	1,096	1,390
Income tax (expense) benefit	(96)	(149)
Net income (loss)	1,000	1,241

Change in unrealized gains (losses), net of income taxes	(843)	(1,016)
Comprehensive income (loss)	$157	$225

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Various assets supporting the Equitable America funds withheld and NI modco arrangement are reported at amortized cost, and as such, changes in fair value of these assets are not reflected in the consolidated financial statements. However, changes in the fair value of these assets are included in the embedded derivative in the Equitable America funds withheld arrangement and the appreciation of the assets is the primary driver of the comprehensive income (loss) reflected above.
Assumed Reinsurance
In addition to the sale of insurance products, the Company currently acts as a professional retrocessionaire by assuming risk from professional reinsurers. The Company assumes accident, life, health, aviation, special risk and space risks by participating in or reinsuring various reinsurance pools and arrangements.
The following table summarizes the ceded purchased market risk benefits, internal reinsurance recoverable and third-party recoverables including amount due to reinsurance and assumed reserves:

	September 30, 2023	December 31, 2022
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits	$15,490	$10,490
Reinsurance recoverables related to insurance contracts	21,512	7,131
Related party - Equitable America (1)	14,466	—
Third parties	7,046	7,131
Top reinsurers:
First Allmerica-GAF	3,735	4,005
Venerable Insurance and Annuity Company (A- KBRA (IFRS) rating)	862	543
Ceded group health reserves	13	14
Amount due to reinsurers	199	282
Top reinsurers:
First Allmerica-GAF	71	147
Assumed Reinsurance:
Reinsurance assumed reserves	689	701
______________
(1)Includes ceded PAB on NI Modco portion of the Reinsurance Treaty of $32.2 billion offset by $(28.2) billion of modco payable for the same portion of the Reinsurance Treaty.

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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, concerns over increased volatility in the capital markets, equity market declines, rising interest rates, inflationary pressures, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. Amidst ongoing concerns about inflation and the U.S. Federal Reserve’s tightening monetary policies, the S&P 500, the Dow Jones Industrial Average, and Nasdaq experienced losses during the third quarter, driven primarily by continued interest rate increases by the Federal Reserve. Thirty year mortgage rates hit their highest level since 2000 and the 10-year Treasury yield rose its highest level since 2007. The U.S. economy has weathered higher interest rates well, emboldening the Federal Reserve to tighten monetary policies. While inflation is trending lower, core inflation remains over 4%, well above the Federal Reserve’s 2% target.
Geopolitical tensions are also contributing to market volatility due to the ongoing military conflict between the Ukraine and Russia and Hamas’s attack on Israel and the ensuing conflict and the sanctions and other measures imposed in response to these conflicts.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates which continued to rise during the third quarter 2023. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our

AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
In July 2022, the NYDFS proposed amendments to its cybersecurity regulation; these proposals were further revised in November 2022 and June 2023. The NYDFS adopted the amendments to the cybersecurity regulation on November 1, 2023, with the majority of the amended provisions to take effect on April 29, 2024. Among other things, the adopted amendments will require new reporting, governance and oversight measures, enhanced cybersecurity safeguards and technical requirements, and mandatory notification to the NYDFS in the event that a covered entity makes an extortion payment in connection with a cyber event involving the covered entity.
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
The NAIC developed a group capital calculation tool (“GCC”) using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The GCC provides U.S. solvency regulators with an additional analytical tool for use in solvency monitoring activities. The NAIC’s amendments to the Model Holding Company Act and Regulation in 2020 also adopted the GCC Template and Instructions and implemented the annual filing requirement with an insurance group’s lead state regulator. The GCC filing requirement becomes effective when the holding company amendments have been adopted by the state where an insurance group’s lead state regulator is located.
In August of 2023, the state of New York adopted legislation codifying the Liquidity Stress Test and the GCC. The first GCC filing will be required on June 30, 2024.
For additional information on regulatory developments and the risks we face, see “Business—Regulation” in the 2022 Form 10-K and our Quarterly Reports on Form 10-Q for the months ended March 31, 2023 and June 30, 2023 and “Risk Factors—Legal and Regulatory Risks” in the 2022 Form 10-K.
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
•Variable annuity hedging programs. We use a dynamic hedging program (within this program, generally, we reevaluate our economic exposure at least daily and rebalance our hedge positions accordingly) to mitigate certain risks associated with the GMxB features that are embedded in our liabilities for our variable annuity products. This program utilizes various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in GMxB features’ exposures attributable to movements in the equity markets and interest rates. Although this program is designed to provide a measure of economic protection against the impact of adverse market conditions, it does not qualify for hedge accounting treatment. Accordingly, changes in value of the derivatives will be recognized in the period in which they occur with offsetting changes in reserves partially recognized in the current period, resulting in net income volatility. In addition to our dynamic hedging program, we have a hedging program using static hedge positions (derivative positions intended to be held-to-maturity with less frequent re-balancing) to protect our statutory capital against stress scenarios. This program complements our dynamic hedge program and may result in net income volatility.
•GMxB reinsurance contracts. Historically, GMxB reinsurance contracts were used to cede to affiliated and non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMxB feature. We account for the reinsurance contracts as MRBs and report them at fair value. In addition, on June 1, 2021, we ceded the block comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. On April 1, 2023, we ceded the remaining block of the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts issued outside the State of New York prior to February 1, 2023).
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
Most of the variable annuity products, variable universal life insurance and universal life insurance products we offer maintain policyholder deposits that are reported as liabilities and classified within either Separate Accounts liabilities or policyholder account balances. Our products and riders also impact liabilities for future policyholder benefits, market risk benefits and unearned revenues and assets for DAC and DSI. The valuation of these assets and liabilities (other than deposits) is based on differing accounting methods depending on the product, each of which requires numerous assumptions and considerable judgment. The accounting guidance applied in the valuation of these assets and liabilities includes, but is not limited to, the following: (i) traditional life insurance products for which assumptions are updated annually to estimate the value of future death, morbidity or income benefits; (ii) universal life insurance and variable life insurance secondary guarantees for which benefit liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments; and (iii) certain product guarantees reported as market risk benefits at fair value.
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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update during the nine months ended September 30, 2023 and 2022 to our income (loss) from continuing operations, before income taxes and net income (loss).

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$(1)	$(207)
All other assumption updates	(46)	(6)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(47)	(213)
Income tax (expense) benefit on assumption update	10	45
Net income (loss) impact of assumption update	$(37)	$(168)

2023 Assumption Updates
The impact of the economic assumption update during 2023 was a decrease of $47 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $37 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $47 million consisted of a decrease in other income of $51 million, an increase in remeasurement of liability for future policy benefits of $36 million, an increase in policyholders’ benefits of $10 million, and a decrease in change in market risk benefits and purchased market risk benefits of $50 million.
2022 Assumption Updates
The impact of the economic assumption update during 2022 was a decrease of $213 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $168 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $213 million consisted of an increase in remeasurement of liability for future policy benefits of $8 million, a decrease in policyholders’ benefits of $2 million, an increase in change in market risk benefits and purchased market risk benefits of $206 million and an increase in interest credited to policyholder’s account balances of $1 million.
Model Changes
There were no material model changes in the first nine months of 2023 and 2022.
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

The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Nine Months Ended September 30,
	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$900	$1,702
Premiums	455	548
Net derivative gains (losses)	(121)	2,168
Net investment income (loss)	2,636	2,238
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(143)	(272)
Other investment gains (losses), net	(501)	(640)
Total investment gains (losses), net	(644)	(912)
Investment management and service fees	269	547
Other income	812	260
Total revenues	4,307	6,551

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,371	1,728
Remeasurement of liability for future policy benefits	25	38
Change in market risk benefits and purchased market risk benefits	(279)	17
Interest credited to policyholders’ account balances	1,070	927
Compensation and benefits	144	146
Commissions	647	541
Interest expense	6	2
Amortization of deferred policy acquisition costs	373	351
Other operating costs and expenses	547	776
Total benefits and other deductions	3,904	4,526
Income (loss) from continuing operations, before income taxes	403	2,025
Income tax (expense) benefit	834	(386)
Net income (loss)	1,237	1,639
Less: Net income (loss) attributable to the noncontrolling interest	—	(4)
Net income (loss) attributable to Equitable Financial	$1,237	$1,643

The following discussion compares the results for the nine months ended September 30, 2023 to the nine months ended September 30, 2022.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Net Income (Loss) Attributable to Equitable Financial
Equitable Financial net earnings decreased $406 million to a net income of $1.2 billion for the nine months ended September 30, 2023 from net income of $1.6 billion for the nine months ended September 30, 2022. The following notable items were the primary drivers for the change in net income (loss):
Unfavorable items included:
•Net derivative losses increased by $2.3 billion mainly due to equity market appreciation during the nine months ended September 30, 2023 compared to equity market depreciation during the nine months ended September 30, 2022, partially offset by gains associated with indexed annuity features offset by net embedded derivative losses related to funds withheld and modified coinsurance portfolios related to the Reinsurance Treaty.

•Fee-type revenue decreased by $621 million mainly due to lower average AUM and lower average Separate Accounts values and the ceding of assets from the Reinsurance Treaty and the Global Atlantic Transaction. This is partially offset by reimbursements of expenses and the recognition of deferred revenue on deposit accounting from the Reinsurance Treaty.
•Interest credited to policyholders’ account balances increased by $143 million mainly due to higher interest rates on funding agreements and growth of SCS account values, partially offset by the impact of the Global Atlantic Transaction and the Reinsurance Treaty.
•Commissions increased by $106 million mainly due to increased distribution expenses from Equitable America’s wholesale products.
These were partially offset by the following favorable items:
•Net investment income increased by $398 million mainly due to higher assets, higher investment yields and higher income from seed capital investments, partially offset by lower income from alternative investments, lower income from TIPS (partially offset in derivative).
•Policyholders’ benefits decreased by $357 million mainly due to ceded policyholders’ benefits and reserves from the Reinsurance Treaty.
•Change in market risk benefits and purchased market risk benefits decreased by $296 million mainly due to an increase in equity markets during 2023 compared to a decrease during 2022, partially offset by a lower increase in interest rates from 2023 compared to 2022, and the ceding of additional MRB due to the Reinsurance Treaty.
•Net investment losses decreased by $268 million mainly due to portfolio rebalancing in 2022 compared to sales to reduce duration in 2023.
•Compensation, benefits, interest and other operating expenses decreased by $227 million mainly due to lower litigation accrual in the nine months ended September 30, 2023, partially offset by amortization of the deferred loss from the Reinsurance Treaty.
•Income tax benefit of $834 million for the nine months ended September 30, 2023 compared to income tax expense of $386 million for the nine months ended September 30, 2022 primarily relates to a partial release of the valuation allowance of $920 million and lower pre-tax income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
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
•market risk benefits and purchased market risk benefits;
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Recast 2022 Annual Report in “Quantitative and Qualitative Disclosures About Market Risk”.
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 15 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions” included in our 2022 Annual Report on Form 10-K.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Insider Trading Arrangements During the Three Months Ended September 30, 2023
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

Deferred policy acquisition cost (“DAC”)
Represents the incremental costs related directly to the successful acquisition of new and certain renewal insurance policies and annuity contracts and which have been deferred on the consolidated balance sheets as an asset.

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

Date: November 14, 2023	EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2023	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)