Form 10-K
period 2023-12-31
Equitable Financial Life Insurance Co
filed 2024-03-18
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 000-20501
————————————————
EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

New York	13-5570651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, New York, New York	10105
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 14, 2024, 2,000,000 shares of the registrant’s $1.25 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
REDUCED DISCLOSURE FORMAT
Equitable Financial Life Insurance Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Equitable Financial Life Insurance Company (“Equitable Financial”) and its consolidated subsidiaries. These forward-looking statements include, but are not limited to, statements regarding projections, estimates, forecasts and other financial and performance metrics and projections of market expectations. “We,” “us” and “our” refer to Equitable Financial and its consolidated subsidiaries, unless the context refers only to Equitable Financial as a corporate entity. There can be no assurance that future developments affecting Equitable Financial will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
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
PRODUCTS
We offer a variety of retirement and protection products and services, principally to individuals, small and medium-sized businesses and professional and trade associations. Our product approach is to ensure that design characteristics are attractive to both our customers and our company’s capital approach. We currently focus on products across our business that expose us to less market and customer behavior risk, are more easily hedged and, overall, are less capital intensive than many traditional products. Although we are licensed to sell our products in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, most new sales of life insurance, employee benefits, and variable annuity products to policyholders located outside of New York are being issued through Equitable America, another life insurance subsidiary of Holdings.
Individual Variable Annuities
We are a leading provider of individual variable annuity products. We have a long history of innovation, as one of the first companies, in 1968, to enter the variable annuity market, as the first company, in 1996, to provide variable annuities with living benefits, and as the first company, in 2010, to bring to market an index-linked variable annuity product that provides some downside protection to investors, while still giving them the opportunity to invest for growth. Today, we continue to pursue new innovative benefits and products. We sell our variable annuity products through licensed financial professionals at Equitable Advisors and a wide network of third-party firms, including banks, broker-dealers and insurance partners.
    Current Variable Annuities Offered
Our variable annuity products are primarily sold to affluent and high net worth individuals who are saving for retirement or seeking guaranteed retirement income. Our current product offerings primarily include:
Structured Capital Strategies (“SCS”). SCS is a registered index-linked variable annuity product which allows the policyholder to invest in various investment options, whose performance is tied to one or more securities indices, commodities indices or ETFs, subject to a performance cap, over a set period of time. The risks associated with such investment options are borne entirely by the policyholder, except the portion of any negative performance that we absorb (a buffer) upon investment maturity. Prior to 2021, this variable annuity did not offer GMxB features, other than an optional return of premium death benefit that we had introduced on some versions. In 2021, we introduced SCS Income, a new version of SCS offering a GMxB feature. SCS Income is a registered index-linked annuity that combines lifetime income options with some protection from market volatility in equity or other financial markets to which the underlying indices are linked.
Retirement Cornerstone (“RC”). Our Retirement Cornerstone variable annuity product offers two platforms: (i) RC Performance, which offers access to a broad selection of funds with annuitization benefits based solely on non-guaranteed account investment performance; and (ii) RC Protection, which offers access to a focused selection of funds and an optional floating-rate GMxB feature providing guaranteed income for life.
Investment Edge. Our investment-only variable annuity is designed to be a wealth accumulation product that defers current taxes during accumulation and provides tax-efficient distributions on non-qualified assets through scheduled payments over a set period of time with a portion of each payment being a return of cost basis, which is thus excludable from taxes. An optional SIO feature allows a policyholder to invest in various investment options whose performances are tied to one or more securities indices, subject to a performance cap, with some downside protection over a set period of time. This optional SIO feature leverages our innovative SCS offering. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.
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
Employer-Sponsored Products and Services
We also offer tax-deferred investment and retirement services or products to plans sponsored by educational entities, municipalities and not-for-profit entities, as well as small and medium-sized businesses. We operate in the 403(b), 457(b) and 401(k) markets where we sell variable annuity and mutual fund-based products. RBG is the primary distributor of our products and related solutions to individuals in the K-12 education market with advisors dedicated to helping educators prepare for retirement.
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
•Structured Investment Option (SIO)—Provides upside market participation that tracks certain available indices subject to a performance cap, with some downside protection against losses in the investment over a one, three- or five year period. This option leverages our innovative SCS individual annuity offering.
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
    Underwriting and Pricing
We generally do not underwrite our annuity products on an individual-by-individual basis. Instead, we price our products based upon our expected investment returns and assumptions regarding mortality, longevity and persistency for our policyholders collectively, while taking into account historical experience, volatility of expected earnings on our AV and the expected time to retirement. Our product pricing models also consider capital requirements, hedging costs and operating expenses. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.
Our variable annuity products generally include penalties for early withdrawals. We periodically reevaluate the type and level of guarantees and other features we offer. We have previously changed the nature and pricing of the features we offer and will likely do so from time to time in the future as the needs of our clients, the economic environment and our risk appetite evolve.
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
Our product offerings include permanent life insurance, including VUL and IUL products and term life insurance. Our products are distributed through Equitable Advisors and select third-party firms. The primary source of revenue from our life insurance business is premiums, investment income, asset-based fees (including investment management and 12b-1 fees) and policy charges (expense loads, surrender charges, mortality charges and other policy charges).
Permanent Life Insurance. We have three permanent life insurance offerings built upon a UL insurance framework: IUL, VUL and COLI products targeting the small and medium-sized business market. UL policies offer flexible premiums, and generally offer one of two death benefit options: a level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy AV. Our insurance products include single-life and second-to-die (i.e., survivorship) products.
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

Term Life. Term life provides basic life insurance protection for a specified period of time. Life insurance benefits are paid if death occurs during the term period, as long as required premiums have been paid. The required premiums are guaranteed not to increase during the term period. Our term products include conversion features that allow the policyholder to convert their term life insurance policy to permanent life insurance within policy limits.
Other Benefits. We offer a portfolio of riders to enable clients to customize their policies. Our Long-Term Care Services Rider provides an acceleration of the policy death benefit in the event of a chronic illness. The MSO, referred to above and offered via a policy rider on our variable life products, enables policyholders to manage volatility.
    Underwriting and Pricing
Our underwriters consider both the application and information obtained from external sources. This information includes, but is not limited to, the insured’s age and sex, results from medical exams and financial information. We continuously monitor our underwriting decisions through internal audits and other quality control processes, to ensure accurate and consistent application of our underwriting guidelines. We continue to research and develop guideline changes to increase the efficiency of our underwriting process (e.g., through the use of predictive models), both from an internal cost perspective and our customer experience perspective.
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
Our product offering includes: a suite of Group Life Insurance (including Accidental Death & Dismemberment), Supplemental Life, Dental, Vision, Short-Term Disability, Long-Term Disability, Critical Illness, Accident and Hospital Indemnity insurance products.
    Underwriting and Pricing
Our underwriting guidelines consider the following factors, among others: case size, industry, plan design and employer-specific factors. The application of our underwriting guidelines is continuously monitored through internal underwriting controls and audits to achieve high standards of underwriting and consistency.
Employee benefits pricing reflects the claims experience and the risk characteristics of each group. We consider demographic information and, for larger groups, the experience of the group. The claims experience is reviewed at the time of policy issuance and during the renewal timeframes, resulting in periodic pricing adjustments at the group level.
Risk Management
We approach risk management of our products: (i) prospectively, by assessing, and from time to time, modifying our current product offerings to manage our risk and (ii) retrospectively, by implementing actions to reduce our exposure and manage the risks associated with in-force contracts. We use a combination of hedging and reinsurance programs to appropriately manage our risk and for capital management purposes.
The following tables summarize our current uses of hedging and third-party reinsurance in each of the applicable reporting segments.

Hedging

Product Line	Hedging	Purpose
Individual Variable Annuities
Dynamic and static hedging using derivatives contracts, including futures and total return swaps (both equity and fixed income), options and variance swaps, and, to a lesser extent, bond investments and repurchase agreements.
Dynamic hedging (supplemented by static hedges): to offset economic liability from equity market and interest rate changes. Static hedging: to maintain a target asset level for all variable annuities.
Employer-Sponsored Products and Services	Derivatives contracts whose payouts, in combination with fixed income investments, emulate those of certain securities indices, certain commodities indices, or ETFs, subject to caps and buffers.	Support the returns associated with the SIO.
	Dynamic and static hedging using derivatives contracts, including futures and total return swaps (both equity and fixed income), options and variance swaps, and, to a lesser extent, bond investments and repurchase agreements.	Dynamic hedging (supplemented by static hedges): to offset economic liability from equity market and interest rate changes. Static hedging: to maintain a target asset level for all variable annuities.
Life Insurance Products	Derivatives contracts whose payouts, in combination with returns from the underlying fixed income investments, seek to replicate those of the index price, subject to prescribed caps and buffers.	Hedge the exposure contained in our IUL products and the MSO rider we offer on our VUL products.
Employee Benefits Products	N/A	N/A
Reinsurance
We use reinsurance to mitigate a portion of the risks that we face in certain of our variable annuity products with regard to a portion of the historical GMxB features issued in connection with our Individual Variable Annuities and Life Insurance and Employer-Sponsored products. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made.

Product Line	Type of Reinsurance	Purpose
Individual Variable Annuities	Reinsurance / Ceded
Affiliate Reinsurance:
We reinsured all of our net retained general account liabilities, including all of our net retained liabilities relating to the living benefit and death riders related to our variable annuity contracts issued outside the State of New York prior to October 1, 2022 to our affiliate, Equitable America, effective April 1, 2023, on a coinsurance funds withheld basis. In addition, all of the separate account liabilities relating to such variable annuity contracts were reinsured to Equitable America on a modified coinsurance basis. (1)

Product Line	Type of Reinsurance	Purpose
Employer-Sponsored Products and Services	Ceded
Affiliate Reinsurance:
We reinsured all of our net retained general account liabilities on Equi-Vest variable annuity contracts issued outside the State of New York prior to February 1, 2023) to our affiliate, Equitable America, effective April 1, 2023, on a coinsurance funds withheld basis. In addition, all of the separate account liabilities relating to such variable annuity contracts were reinsured to Equitable America on a modified coinsurance basis. (1)
Non-Affiliate Reinsurance:
We ceded to a non-affiliated reinsurer, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008. (2)

Life Insurance Products	Reinsurance
Affiliate Reinsurance:
We reinsured all of our net retained General Account liabilities, including all of our net retained liabilities relating to certain universal life insurance policies issued outside the State of New York prior to October 1, 2022 to our affiliate, Equitable America, effective April 1, 2023, on a coinsurance funds withheld basis.
Non-Affiliate Reinsurance:
We have set up reinsurance pools with highly rated unaffiliated reinsurers that obligate the pool participants to pay death claim amounts in excess of our retention limits for an agreed-upon premium.
Captive:
EQ AZ Life Re Company reinsures a 90% quota share of level premium term insurance issued by Equitable Financial on or after March 1, 2003 through December 31, 2008 and 90% of the risk of the lapse protection riders under UL insurance policies issued by Equitable Financial on or after June 1, 2003 through June 30, 2007 as well as excess claims relating to certain variable annuities with GMIB riders issued by Equitable Financial.

Employee Benefits Products	Varied
We reinsure our group life, disability, critical illness, and accident products. These treaties include both quota share reinsurance and excess of loss. Specifics of each treaty vary by product and support our risk management objectives.

(1)For additional information regarding the Internal Reinsurance Treaty transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Internal Reinsurance Treaty” and Note 1 of the Notes to the Consolidated Financial Statements.
(2)For additional information regarding the Global Atlantic Transaction, see Note 1 of the Notes to the Consolidated Financial Statements.

MARKETS
Variable Annuity Products. Our variable annuity products are primarily sold to both retirees seeking retirement income and a broader class of investors, including affluent, high net worth individuals and families saving for retirement, registered investment advisers and their clients, as well as younger investors who have maxed out contributions to other retirement accounts but are seeking tax-deferred growth opportunities. Our customers prioritize certain features based on their life-stage and investment needs or those of their clients and our products offer features designed to serve different market conditions. SCS serves clients with investable assets who want exposure to equity markets, but also want to guard against a market correction. SCS Income serves clients who want exposure to equity markets, but also want to protect against a market correction, while seeking guaranteed income. Retirement Cornerstone serves clients who want growth potential and guaranteed income with increases in a rising interest rate environment. Investment Edge serves clients concerned about rising taxes.
Employer-Sponsored Products and Services. We primarily operate in the tax-exempt 403(b)/457(b)/491(a), corporate 401(k), institutional 401(k) and other markets. In the tax-exempt 403(b)/457(b) market, we primarily serve individual employees of public school systems. In the corporate 401(k) market, we target small and medium-sized businesses with 401(k) plans that generally have under $20 million in assets. In 2023, we expanded our presence in the institutional lifetime income market through our relationship with AllianceBernstein. Our Institutional business offers GMxB and other annuity guarantees to large institutional retirement plans (over $500 million in assets).
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
Affiliated Distribution. We offer our products on a retail basis through Equitable Advisors, our affiliated retail sales force of more than 4,400 financial professionals. These financial professionals have access to and offer a broad array of variable annuity, life insurance, employee benefits and investment products and services from affiliated and unaffiliated insurers and other financial service providers. Equitable Advisors, through RBG, is the primary distribution channel for our employer-sponsored products and services. RBG has a group of more than 1,200 advisors that specialize in the 403(b) and 457(b) markets. Equitable Advisors and RBG sell directly to clients as well as to registered investment advisers, family offices and other intermediaries for their clients.
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
Equitable Investment Management
EIMG is the investment advisor to the EQ Advisors Trust, our proprietary variable funds, and previously served as investment advisor to the 1290 Funds, our retail mutual funds, and as administrator to both EQ Advisors Trust and 1290 Funds (each, a “Trust” and collectively, the “Trusts”). Equitable Investment Management, LLC (“EIM LLC”) was formed on June 10, 2022, and became the investment advisor to the 1290 Funds and for both Trusts, effective January 1, 2023. EIMG and EIM LLC are collectively referred to as “Equitable Investment Management.”
Equitable Investment Management
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
EIMG provides investment management services to different types of proprietary investment vehicles sponsored by the Company, including registered investment companies that are underlying investment options for our variable insurance and annuity products, and EIM LLC provides investment management services to our retail mutual funds. Each of EIMG and EIM LLC is registered as an investment adviser under the Investment Advisers Act. EIMG serves as the investment adviser to EQ Advisors Trust to two private investment trusts established in the Cayman Islands. EQ Advisors Trust and each private investment trusts is a “series” type of trust with multiple series that use the Portfolios created by EIMG. EIMG provides discretionary investment management services to the Trust to manage each series in accordance with the recommended Portfolios, including, among other things, (1) providing portfolio management services for the Portfolios; (2) selecting, monitoring and overseeing investment sub-advisers to implement the Portfolio strategies; and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. EIMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
EIMG has a variety of responsibilities for the management of its investment company clients. One of EIMG’s primary responsibilities is to provide clients with portfolio management and investment advisory services, principally by reviewing whether to appoint, dismiss or replace sub-advisers to each Portfolio, and thereafter monitoring and reviewing each sub-adviser’s performance through qualitative and quantitative analysis, as well as periodic in-person, telephonic and written consultations with the sub-advisers. Currently, EIMG has entered into sub-advisory agreements with more than 40 different sub-advisers, including AB. Another primary responsibility of EIMG is to develop and monitor the investment program of each Portfolio, including Portfolio investment objectives, policies and asset allocations for the Portfolios, select investments for Portfolios (or portions thereof) for which it provides direct investment selection services, and ensure that investments and asset allocations are consistent with the guidelines that have been approved by clients.
EIM LLC is the investment advisor to our retail 1290 Funds and provides administrative services to both Trusts. EIM LLC provides or oversees the provision of all investment advisory and portfolio management to the 1290 Funds. EIM LLC has supervisory and portfolio management to the 1290 Funds. EIM LLC has supervisory responsibility for the management and investment of 1290 Fund assets and develops investment objectives and investment policies for the funds. It is also responsible for overseeing sub-advisors and determining whether to appoint, dismiss or replace sub-advisors to each 1290 Fund. Currently, EIM LLC has entered into sub-advisory agreements with 6 different sub-advisors. The administrative services that EIM LLC provides to the Trusts include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; oversight of proxy voting procedures and an anti-money laundering program.
General Account Investment Management
Equitable Financial Investment Management, LLC (“EFIM”) is the investment manager for Equitable Financial’s General Account portfolio.
EFIM provides investment management services to Equitable Financial’s General Account portfolio. It provides investment advisory and asset management services including, but not limited to, providing investment advice on strategic investment management activities, asset strategies through affiliated and unaffiliated asset managers, strategic oversight of the General Account portfolio, portfolio management, yield/duration optimization, asset liability management, asset allocation, liquidity and close alignment to business strategies, as well as advising on other services in accordance with the investment advisory and management agreement. Subject to oversight and supervision, EFIM may delegate any of its duties with respect to some or all of the assets of the General Account to a sub-adviser.
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
We are required to file detailed annual and quarterly financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices prescribed or permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which we do business. The NAIC has approved a series of uniform SAP that has been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP. See Note 19 of the Notes to the Consolidated Financial Statements.

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
The NAIC’s Corporate Governance Annual Disclosure Model Act has also been adopted in New York. It requires insurers to annually file detailed information regarding their corporate governance policies.
The NAIC amended the Standard Valuation Law to require a principle-based approach to reserving for life insurance and annuity contracts, which resulted in corresponding amendments to the NAIC’s Valuation Manual (the “Valuation Manual”). Principle-based reserving is designed to better address reserving for life insurance and annuity products. It has been adopted in all states, although in New York, principle-based reserving differs from the NAIC Standard Valuation Law pursuant to New York’s Regulation 213, as discussed further below.
The NAIC has been focused on a macro-prudential initiative since 2017 that is intended to enhance risk identification efforts through proposed enhancements to supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. In 2020, the NAIC adopted amendments to the Model Holding Company Act and Regulation that implement an annual filing requirement related to a liquidity stress-testing framework (the “Liquidity Stress Test”) for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending). The Liquidity Stress Test is used as a regulatory tool in jurisdictions which have adopted the holding company amendments. New York has not yet adopted the amendments. We cannot predict what impact this tool may have on the Company.
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
In August 2023, New York adopted legislation codifying the Liquidity Stress Test and the GCC. The first GCC filing will be required on June 30, 2024.
In August 2023, the NAIC adopted a short-term solution related to the accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur when a rising interest rate environment causes an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. If this occurs, previous statutory accounting guidance required the non-admittance of negative IMR, which can impact how accurately an insurer’s surplus and financial strength are reflected in its financial statements and result in lower reported surplus and RBC ratios. The NAIC’s new interim statutory accounting guidance, which is effective until December 31, 2025, allows an insurer with an authorized control level RBC greater than 300% to admit negative IMR up to 10% of its General Account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC is developing a long-term solution for the accounting treatment of negative IMR, which may nullify the application of the short-term solution if implemented prior to December 31, 2025.
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
As previously noted, New York’s Regulation 213, which applies to Equitable Financial, differs from the NAIC’s variable annuity reserve and capital framework described above. Regulation 213 requires New York licensed insurers, to carry statutory basis reserves for variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the regulation’s first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that is more conservative than the NAIC standard. As a result, Regulation 213 materially increases the statutory basis reserves that New York licensed insurers are required to carry which could adversely affect their capacity to distribute dividends. As a holding company, Holdings relies on dividends and other payments from its subsidiaries and, accordingly, any material limitation on Equitable Financial’s dividend capacity could materially affect Holdings’ ability to return capital to stockholders through dividends and stock repurchases.
In order to mitigate the impacts of Regulation 213 discussed above, the Company completed a series of management actions prior to year-end 2022. Equitable Financial entered into a reinsurance agreement with Swiss Re Life & Health America Inc., we completed the Global Atlantic Reinsurance Transaction, we completed certain internal restructurings that increase cash flows to Holdings from non-life insurance entities, and we changed our underwriting practices to emphasize issuing products out of our non-New York domiciled insurance subsidiary. Equitable Financial was also granted a permitted practice by the NYDFS which partially mitigates Regulation 213’s impact from the Venerable Transaction to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework. In addition, in May 2023, Equitable Financial completed a reinsurance transaction whereby it reinsured virtually all of its net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its Equi-Vest variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, to its affiliate, Equitable Financial Life Insurance Company of America, an Arizona-domiciled insurer. In addition, all of the separate account liabilities relating to such variable annuity contracts were reinsured as part of that transaction. There can be no assurance that any of these management action individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework. See Note 18 of the Notes to the Consolidated Financial Statements for additional detail on the permitted practice granted by the NYDFS.
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
Surplus and Capital; Risk Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business would be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. The NAIC approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021 and had a minimal RBC impact on Equitable Financial. The NAIC also approved an RBC update for mortality risk that took effect at year-end 2022, which similarly had a minimal impact on Equitable Financial. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our RBC was in excess of each of those RBC levels.

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

The NAIC is also evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, which will become effective no earlier than year-end 2024 financial reporting, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers (“CRPs”). The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments. In addition, in August 2023, the NAIC adopted an interim proposal to increase the RBC factor for structured security residual tranches from 30% to 45% beginning January 1, 2024. If the NAIC intends to modify the 45% charge for year-end 2024, it must take action by June 30, 2024. We cannot predict what form the final proposal may take, or what effect its adoption may have on our business and compliance costs. More broadly, in August 2023 the NAIC’s Financial Condition (E) Committee launched a holistic review of its approach to insurer investment risk regulation, with particular focus on the SVO’s discretion to review NAIC designations for individual investments, the appropriate extent of SVO reliance on CRPs, and oversight of the development of new RBC charges for CLOs and other structured securities.
Guaranty Associations and Similar Arrangements
Each state in which we are admitted to transact business requires life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. The laws are designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
During each of the past five years, the assessments levied against us have not been material.
Adjusting Non-Guaranteed Elements of Life Insurance Products
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
Certain of our subsidiaries and affiliates, including Equitable Advisors, Equitable Distributors, SCB LLC and AllianceBernstein Investments, Inc., are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by,

FINRA, a self-regulatory organization subject to SEC oversight. Among other regulation, the Broker-Dealers are subject to the capital requirements of the SEC and FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In June 2020, Regulation Best Interest (“Regulation BI”) went into effect with respect to recommendation of securities and accounts to “retail customers.” Regulation BI requires the Broker-Dealers, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer to provide specified disclosures and act in the retail customer’s best interest. Moreover, in recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers and bring enforcement actions against the Broker-Dealers. Broker-Dealers are required to obtain approval from FINRA for material changes in their businesses as well as certain restructuring and mergers and acquisition events. The Broker-Dealers are also subject to registration and regulation by regulatory authorities in the foreign jurisdictions in which they do business.
Certain of our Separate Accounts are registered as investment companies under the Investment Company Act. Separate Accounts interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act. EQAT and 1290 Funds are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AB, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act, and, if appropriate, shares of these entities are registered under the Securities Act.
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
We and certain of our subsidiaries provide regular financial reporting as well as, in certain cases, additional information and documents to the SEC, FINRA, the CFTC, NFA, state securities regulators and attorneys general, the NYDFS and other state insurance regulators, and other regulators regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our businesses. For additional information on regulatory matters, see Note 19 of the Notes to the Consolidated Financial Statements.
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

Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act established the FIO within the U.S. Treasury Department and reformed the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the FSOC, which is authorized to designate certain non-bank financial companies, including insurers, as systemically significant (a “SIFI”) if the FSOC determines that the institution could pose a threat to U.S. financial stability. Such a designation would subject a non-bank SIFI to supervision and heightened prudential standards by the Federal Reserve. On November 3, 2023, the FSOC adopted guidance that establishes a new process for designating certain non-bank financial institutions as SIFIs. Under the new guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC’s procedures for designating certain financial companies as non-bank SIFIs.
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
In October 2022, the SEC adopted final rules requiring the recovery of erroneously awarded compensation as mandated by the Dodd Frank Act.
The following aspects of our operations could also be affected by the Dodd-Frank Act:
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

In June 2023, the SEC reopened the comment period on proposed rule 10B-1 under the Exchange Act. As a result of the CFTC regulations, several types of CFTC-regulated swaps are required to be traded on swap execution facilities and cleared through a regulated DCO. Swaps and security-based swaps submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant DCO or security-based swap clearing organization. Both swaps and security-based swaps are subject to transaction-reporting requirements. The rule’s potential effect, if adopted, is uncertain.
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
Broker-Dealer Regulation
The Dodd-Frank Act authorized the SEC to promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers. In response, the SEC adopted Regulation BI, which became effective in June 2020. As part of the same rulemaking package, the SEC also required registered broker dealers and investment advisers to retail customers to file a client relationship summary (“Form CRS”) with the SEC and deliver copies of Form CRS to their retail customers. Form CRS provides disclosures from the broker-dealer or investment adviser about the applicable standard of conduct and conflicts of interest. The intent of these rules is to impose on broker-dealers an enhanced duty of care to their customers similar to that which applies to investment advisers under existing law. We have developed systems and processes and put in place policies and procedures to ensure that we are in compliance with Regulation Best Interest.

In December 2022, the SEC proposed a new Regulation Best Execution, which would supplement existing best execution rules enforced by FINRA and the Municipal Securities Rulemaking Board. In conjunction with Regulation Best Execution, the SEC also proposed other rules or rule modifications that, if adopted as proposed, would materially impact broker-dealers operating in the equity markets. These proposals include: (i) the Order Competition Rule, which would require certain retail customer orders to be exposed first to a “qualified auction” operated by an open competition trading center prior to execution in the over-the-counter market; (ii) amendments to Regulation NMS to adopt, among other things, minimum pricing increments for quoting and trading of listed stocks and reduce exchange access fees; and (iii) amendments to disclosure requirements under Regulation NMS to require monthly publication of order execution quality information in listed equity by certain large broker-dealers and trading platforms in addition to the market centers that are currently required to publish such reports. If adopted, the proposals will likely increase costs for our broker-dealers.
In December 2023, the SEC adopted rules to require covered clearing agencies to adopt policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in US Treasury securities, which will effectively require those participants to clear eligible cash transactions in US Treasury securities by December 31, 2025, and eligible repurchase transactions in US Treasury securities by June 30, 2026. The rule’s potential effect on the US Treasury securities market is uncertain.
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
In August 2023, the SEC adopted final private fund adviser reform rules under the Investment Advisers Act requiring private fund advisers registered with the SEC to, among other things, provide investors with quarterly and annual statements detailing information regarding private fund performance, fees, and expenses; obtain an annual audit for each private fund; obtain a fairness opinion or valuation opinion in connection with an adviser-led secondary transaction; not provide certain preferential rights to investors in a fund and disclose other preferential rights prior to an investor closing into the fund; and obtain investor consent prior to allocating certain fees or expenses to a fund or borrowing or receiving credit from a fund.
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
In December 2020, the DOL issued a “best interest” prohibited transaction exemption (“PTE 2020-02”) for investment advice fiduciaries under ERISA and the Code. If fiduciary status is triggered, PTE 2020-02 prescribes a set of impartial conduct standards and disclosure obligations that are intended to be consistent with the SEC’s Regulation Best Interest. We have devoted significant time and resources towards coming into compliance with PTE 2020-02. In October 2023, the DOL released a comprehensive proposal to amend the definition of an investment advice “fiduciary” under ERISA and the Code (the “Proposal”). The Proposal replaces the traditional five-part test for determining fiduciary status with a new three-part test that significantly expands the scope of fiduciary level transactions by, among other things, including investment recommendations made to retirement investors when such recommendations are made by a financial professional on a regular basis as part of that financial professional’s business. The Proposal also makes substantial updates to the disclosure and other conditions of PTE 2020-02, and significantly revises prohibited transaction exemption 84-24 (“PTE 84-24”) such that certain relief under PTE

84-24 will be available exclusively for independent insurance agents’ sales of non-securities insurance products. The Proposal also limits permissible compensation to commissions only, and requires adherence to impartial conduct standards that are similar to those for PTE 2020-02, as a condition of relief under PTE 84-24. We cannot predict what form the Proposal may take, or what effect its adoption may have on our business and compliance costs.
In addition, in January 2020, the NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations. Several state regulators have adopted the revised regulation to date, while others are currently considering doing so or instead issuing standalone impartial conduct standards applicable to annuity and, in some cases, life insurance transactions. For example, the NYDFS amended Regulation 187- Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) to add a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. In April 2021, the Appellate Division of the New York State Supreme Court, Third Department, overturned Regulation 187 for being unconstitutionally vague, although the New York State Court of Appeals reversed this ruling on October 20, 2022. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business.
Massachusetts has adopted such a regulation applying a fiduciary duty standard to broker-dealers and their agents which, although not applying to insurance product (including variable annuity) sales, did require us to make changes to certain policies and procedures to ensure compliance. NASAA has proposed a broker-dealer conduct model that states might seek to adopt. The stated objectives of the proposal are to incorporate the core principles of and definitions from Regulation BI and SEC guidance, define these principles and their components for purposes of state law, and make other changes consistent with Regulation BI. Beyond the New York and Massachusetts regulations, the likelihood of enactment of any such other standalone state-based regulation is uncertain at this time, but if implemented, these regulations could have adverse effects on our business and consolidated results of operations.
Climate Risks
The topic of climate risk has come under increased scrutiny by the NAIC and insurance regulators. In September 2020, the NYDFS announced that it expects New York domestic and foreign authorized insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies.
In November 2021, the NYDFS issued additional guidance for New York domestic insurers, such as Equitable Financial, stating that they are expected to manage financial risks from climate change by taking actions that are proportionate to the nature, scale and complexity of their businesses. For instance, such an insurer should: (i) incorporate climate risk into its financial risk management (e.g., a company’s ORSA should address climate risk); (ii) manage climate risk through its enterprise risk management functions and ensure that its organizational structure clearly defines roles and responsibilities related to managing such risk; (iii) use scenario analysis when developing business strategies and identifying risks; and (iv) incorporate the management of climate risk into its corporate governance structure at the group or insurer entity level (i.e., an insurer’s board of directors should understand climate risk and oversee the team responsible for managing such risk). As of August 2022, New York domestic insurers should have implemented certain corporate governance changes and developed plans to implement the organizational structure changes (e.g., defining roles and responsibilities related to managing climate risk). With respect to implementing more involved changes (e.g., reflecting climate risks in the ORSA and using scenario analysis when developing business strategies), insurers are encouraged to work on these changes, although the NYDFS intends to issue additional guidance with more specific timing information. We have developed our compliance framework with respect to the November 2021 guidance.
The NYDFS also adopted an amendment to the regulation governing enterprise risk management, applicable to New York domestic and foreign authorized insurers, which requires an insurance group’s enterprise risk management function to address certain additional risks, including climate change risk.
The NAIC has adopted a new standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The new disclosure standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information.
In addition, the FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals pursuant to its authority under the Dodd-Frank Act, as discussed above. On June 27, 2023, the FIO released a report titled, Insurance Supervision and Regulation of Climate-Related Risks, which evaluates climate-related issues and gaps in insurer regulation. The report urges insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.
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
In March 2024, the SEC adopted new rules that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. We are currently evaluating the potential impact of these rules on our consolidated financial statements and related disclosures.
Diversity and Corporate Governance

Insurance regulators are also focused on the topic of race, diversity and inclusion. In New York, the NYDFS issued a circular letter in 2021 stating that it expects the insurers it regulates, such as Equitable Financial, to make diversity of their leadership a business priority and a key element of their corporate governance. We consider the NYDFS’s guidance as part of our commitment to diversity and inclusion. The NAIC is also evaluating issues related to this topic, including examining practices in the insurance industry to determine how barriers are created that disadvantage people of color or historically underrepresented groups. NAIC goals include improving access to different types of insurance products in minority communities, addressing issues related to affordability, and providing guidance to regulators on ways to improve insurance access and the understanding of insurance in underserved communities.
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
In August 2022, President Biden signed the Inflation Reduction Act into law which introduces a 15% minimum tax based on financial statement income as well as a 1% excise tax on share buybacks, effective for tax years beginning in 2023. While neither the minimum tax nor the excise tax on share buybacks are currently expected to have a significant impact on the Company, we continue to monitor developments and regulations associated with the Inflation Reduction Act for any potential future impacts on our business, results of operations and financial condition.
The SECURE 2.0 Act of 2022 (“SECURE 2.0”), signed into law in December 2022, makes significant changes to existing law for retirement plans by building upon provisions in the Setting Every Community Up for Retirement Enhancement Act of 2019. SECURE 2.0 introduces new requirements and considerations for plan sponsors that are intended to expand coverage, increase savings, preserve income, and simplify plan rules and administrative procedures. Among other provisions, SECURE 2.0 directs the DOL to review its current interpretive bulletin regarding ERISA plan sponsors’ selection of annuity providers for purposes of transferring plan sponsor benefit plan liability to such annuity providers. Such review could result in the DOL’s imposition of new or different requirements on plan sponsors or on annuity providers or could make such selection process more difficult for the parties involved.

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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security, integrity, confidentiality, and availability of customer information, and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their practices related to protecting the security of that information. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the integrity, confidentiality, and availability of our systems and the confidential and sensitive information we maintain and process, or which is processed on our behalf. We have adopted a privacy policy outlining the Company’s procedures and practices relating to the collection, maintenance, disclosure, disposal, and protection of customer information, including personal information. As required by law, subject to certain exceptions, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others if there is a situation in which customer information is disclosed to and/or accessed or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to protect against unauthorized access to this customer information, and to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information.
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
We are subject to the rules and regulations of the NYDFS which in 2017 adopted the Cybersecurity Requirements for Financial Services Companies (the “NY Cybersecurity Regulation”), a regulation applicable to banking and insurance entities under its jurisdiction. The NY Cybersecurity Regulation requires covered entities to, among other things, assess risks associated with their information systems and establish and maintain a cybersecurity program reasonably designed to protect such systems, consumers’ private data, and confidential business data. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In November 2023, the NYDFS formally adopted amendments to the NY Cybersecurity Regulation, which include significant changes, such as: (i) requiring new technical reporting; (ii) the implementation of governance and oversight measures, including that a senior governing body (e.g., the board of directors) have sufficient understanding of cybersecurity-related matters to exercise effective oversight; (iii) the enhancement of certain cybersecurity safeguards (e.g., annual audits, vulnerability assessments, and password controls and monitoring); (iv) mandating notifications to NYDFS within 24 hours of a covered entity’s cyber-ransom payment and otherwise requiring prompt notification to the NYDFS, following the occurrence of a cybersecurity event; (v) requiring covered entities to maintain for examination and inspection upon request by NYDFS all records, schedules, and supporting data regarding cybersecurity events; and (vi) annually certifying to NYDFS a covered entity’s material compliance with the NY Cybersecurity Regulation. The amendments require compliance within 180 days of adoption, but also include delayed compliance dates for certain requirements. We are currently assessing the effect the amendments will have on our business as well as developing a compliance strategy.

Similarly, the NAIC adopted the Insurance Data Security Model Law for entities licensed under the relevant state’s insurance laws. The model law requires such entities to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Several states have adopted the model law, although it has not been adopted by New York. We expect additional states to adopt the model law, even though it is not an NAIC accreditation standard, but we cannot predict whether or not, or in what form or when, they will do so.
The NAIC’s Privacy Protections (H) Working Group (“PPWG”) is developing a new Consumer Privacy Protections and Model Law (“Model 674”) to replace the existing privacy models, #670 (Insurance Information and Privacy Protections Model

Act) and #672 (Privacy of Consumer Financial and Health Information Regulation). In 2023, the PPWG received a large number of comments on a revised draft of Model 674, as a result of which the PPWG received an extension until December 31, 2024 to develop the new model law. We cannot predict whether Model 674 will be adopted, what form it will take, or what effect it would have on our business or compliance efforts in the form adopted by states whose laws apply to us.
In July 2023, the SEC adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay. The rule also requires periodic disclosures of, among other things, details on the company’s process to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule became effective in December 2023. In addition, federal regulators are increasingly focused on cybersecurity and several have established specific and potentially burdensome requirements. For instance, in October 2021, the Federal Trade Commission announced significant amendments to the Standards for Safeguarding Customer Information Rule (the “Safeguards Rule”) that require financial institutions to implement specific data security measures within their formal information security measures. The updated Safeguards Rule became effective in June 2023. Failure to comply with new regulations or requirements may result in enforcement action, fines and/or other operational or reputational harms.
Under the California Consumer Privacy Act (“CCPA”), California residents enjoy the right to know what information a business has collected from them, the sourcing and sharing of that information, and the right to delete and limit certain uses of that information. CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion. We expect a significant portion of our business to be excepted from the requirements of the CCPA. The California Privacy Rights Act (“CPRA”), which came into effect in January 2023, amends the CCPA to provide California consumers the right to correct personal information, limit certain uses of sensitive data and the sharing of data that does not constitute a sale, and establishes a new agency, the California Privacy Rights Agency (“CPPA”), to adopt rules for and enforce the CCPA. The CPPA’s first set of updated CCPA regulations came into force in April 2023, and the CPPA has initiated further rulemaking activities that may lead to additional regulations. The CPRA and any future regulations may require additional compliance efforts, such as changes to our policies, procedures or operations. Several other states have adopted, or are considering, similar comprehensive privacy laws or regulations in the near future. To date, several of these state laws include entity-level exemptions for financial institutions that are subject to privacy protections in the Gramm-Leach-Bliley Act or similar, state-level financial privacy laws.
Innovation and Technology
As a result of increased innovation and technology in the insurance sector, the NAIC and insurance regulators are focused on the use of “big data” techniques, such as the use of artificial intelligence, machine learning and automated decision-making. In December 2023, the NAIC’s Innovation, Cybersecurity and Technology (H) Committee (the “(H) Committee”) adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”) after exposing a draft for comment. The AI Bulletin outlines how insurance regulators should govern the development, acquisition and use of artificial intelligence technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to artificial intelligence systems. The (H) Committee also plans to form a new task force in 2024 that will be charged with creating a regulatory framework for the oversight of insurers’ use of third-party data and models.
Further, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. For instance, in 2021, Colorado enacted a law which prohibits insurers from using external consumer data and information sources (“ECDIS”), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. In August 2023, Colorado adopted the first legally binding regulation, effective on November 14, 2023, requiring life insurers to adopt a governance and risk management framework for the use of artificial intelligence, machine learning and other technologies that utilize “external consumer data.” It is expected that Colorado will also promulgate governance and testing regulations for other lines of insurance. Similarly, in January 2024, the NYDFS released for public comment a proposed circular letter focused on how insurers should develop and manage their use of external consumer data and artificial intelligence systems in underwriting and pricing so as not to harm consumers.

On July 26, 2023, the SEC proposed rules that, if adopted, would require a broker-dealer or investment adviser, when using a covered technology in a retail investor interaction (i.e., to engage or communicate with a retail investor), to eliminate or neutralize any conflict of interest that results in an investor interaction that places the interest of the broker-dealer or investment adviser ahead of the retail investor’s interests.
We expect big data to remain an important issue for the NAIC and state insurance regulators. We cannot predict which regulators will adopt the AI Bulletin, or what, if any, changes to laws or regulations may be enacted with regard to “big data” or artificial intelligence technologies.
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

EMPLOYEES
As of December 31, 2023, the Company had approximately 4,000 full time employees.

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
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, equity market declines, inflationary pressures, plateauing or decreasing economic growth, high fuel and energy costs and changes in fiscal or monetary policy. The Russian invasion of the Ukraine and Hamas’s attack on Israel, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts have significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
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
Equity market declines and volatility.
Declines or volatility in the equity markets can negatively impact our business, results of operations or financial condition. For example, equity market declines or volatility could decrease the AV of our annuity and variable life contracts, or AUA, which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business is particularly sensitive to equity markets, and sustained weakness or stagnation in equity markets could decrease its revenues and earnings. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce our statutory capital. In addition, equity market volatility could reduce demand for variable products relative to fixed products, and reduce our current earnings and result in changes to MRB balances, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
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
•when interest rates rise rapidly, policy loans and surrenders and withdrawals of annuity contracts and life insurance policies may increase, requiring us to sell investment assets potentially resulting in realized investment losses, which could reduce our net income;
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
•changes in interest rates could result in changes to the fair value of our MRB purchased assets, which could increase the volatility of our earnings;
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
In the U.S., a threat facing the economy is the continued disagreement over the federal debt limit and other budget questions. Failure to resolve these issues in a timely manner could result in a government shutdown, erratic shutdown in government spending or a default on government debt, which could result in increased market volatility and reduced economic activity.
Risks Relating to Our Operations
Failure to protect the confidentiality, integrity, or availability of customer information or proprietary business information.
We and certain of our vendors retain confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). The privacy or security of this information may be compromised, including as a result of an information security breach. We have implemented a formal, risk-based data security program, including physical, technical, and administrative safeguards; however failure to implement and maintain effective data protection and cybersecurity programs that comply with applicable law, or any compromise of the security, confidentiality, integrity, or availability of our information systems, or those of our vendors, the cloud-based systems we use, or the sensitive information stored on such systems, through cyber-attacks or for any other reason that results in unauthorized access, use, modification, disclosure or destruction of personally identifiable information, customer information, or other confidential or proprietary information, or the disruption of critical operations and services, could damage our reputation, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our business, results of operations or financial condition. For further information on the cybersecurity and data privacy laws applicable to our insurance subsidiaries, see “Cybersecurity—Overview of Equitable Cybersecurity Risk Management” and “Cybersecurity—Governance of Cybersecurity Risk Management.”

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
Our reliance on vendors creates a number of business risks, such as the risk that we may not maintain service quality, control or effective management of the outsourced business operations and that we cannot control the facilities or networks of such vendors. We are also at risk of being unable to meet legal, regulatory, financial or customer obligations if the facilities or networks of a vendor are disrupted, damaged or fail due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or other impacts to vendors, including labor strikes, political unrest, and terrorist attacks. Since certain vendors conduct operations for us outside the United States, the political and military events in foreign jurisdictions could have an adverse impact on our outsourced operations. We may be adversely affected by a vendor who fails to deliver contracted services, which could lower revenues, increase costs, reduce profits, disrupt business, or damage our reputation.
Further, the development and adoption of artificial intelligence (“AI”), including generative artificial intelligence (“Generative AI”), and its use and anticipated use by us or by third parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI and Generative AI to help deliver products and services and support critical functions. We also expect third parties on whom we rely to do the same. AI and Generative AI may be misused by us or by such third parties, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted, and the lack of laws, regulations or standards governing its use. Such misuse could expose us to legal or regulatory risk, damage customer relationships or cause reputational harm. Our competitors may also adopt AI or Generative AI more quickly or more effectively than we do, which could cause competitive harm. Because the Generative AI technology is so new, many of the potential risks of Generative AI are currently unknowable.
The occurrence of a catastrophe, including natural or man-made disasters and/or pandemics or other public health issues.
Any catastrophic event, terrorist attacks, accidents, floods, severe storms or hurricanes, pandemics and other public health issues or cyber-terrorism, could have a material and adverse effect on our business. We could experience long-term interruptions in our service and the services provided by our significant vendors. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We could experience a material adverse effect on our liquidity, financial condition and the operating results of our insurance business due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets. We may also experience lower sales or other negative impacts to the use of services we provide if economic conditions worsen due to a catastrophe or pandemic or other public health emergency, as the financial condition of current or potential customers, policyholders, and clients may be adversely affected. See “—Conditions in the global capital markets and economy.” Our workforce may be unable to be physically located at one of our facilities, including due to government-mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures, which could result in lengthy interruptions in our service. A catastrophe may affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Climate change may increase the frequency and severity of weather-related disasters and pandemics. These events could result in an adverse impact on our ability to conduct our business, including our ability to sell our products and services and our ability to adjudicate and pay claims in a timely manner.
If economic conditions worsen as a result of a catastrophe, pandemic or other public health issue, companies may be unable inability to make interest and principal payments on their debt securities or mortgage loans that we hold for investment purposes. Accordingly, we may still incur significant losses that can result in a decline in net investment income and/or material increases in credit losses on our investment portfolios. With respect to commercial real estate, there could be potential impacts to estimates of expected losses resulting from lower underlying values, reflecting current market conditions at that time.

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
Misconduct by our employees, financial professionals, agents, intermediaries, representatives of our broker-dealer subsidiaries or employees of our vendors could result in obligations to report such misconduct publicly, regulatory enforcement proceedings and even findings that violations of law were committed by us or our subsidiaries, regulatory sanctions or serious reputational or financial harm. Certain types of violations may result in our inability to act as an investment adviser or broker-dealer or to represent issuers in Regulation D offerings by acting as placement agent, general partner or other roles. We employ controls and procedures designed to monitor employees’ and financial professionals’ business decisions and to prevent them from taking excessive or inappropriate risks, including with respect to information security, but employees may take such risks regardless of such controls and procedures. If our employees or financial professionals take excessive or inappropriate risks, those risks could harm our reputation, subject us to significant civil or criminal liability and require us to incur significant technical, legal and other expenses.
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
A portion of our investment portfolio consists of mortgage loans on commercial, agricultural and real estate. Although we manage credit risk and market valuation risk for our commercial and agricultural real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial and agricultural real estate sectors will continue to influence the performance of these investments. With respect to commercial real estate, there could be potential impacts to estimates of expected losses resulting from lower underlying values, reflecting current market conditions at that time. These factors, which are beyond our control, could have a material adverse effect on our business, results of operations, liquidity or financial condition. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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
Reinsurance—We use reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force annuity and life insurance products. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. The inability or unwillingness of a reinsurer to meet its obligations to us, or the inability to collect under our reinsurance treaties for any other reason, could have a material adverse impact on our business, results of operations or financial condition. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately may reduce the availability of reinsurance for future life insurance sales, if available at all. If, for new sales, we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures, revise our pricing to reflect higher reinsurance premiums or limit the amount of new business written on any individual life. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates. The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. If a reinsurer raises the rates that it charges on a block of in-force business, we may not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks.
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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors. For further information on the National Association of Insurance Commissioners’ (the “NAIC”) review of the RBC treatment of certain complex assets in which insurers have invested during recent years, see “Business—Regulation—Insurance Regulation—Surplus and Capital; Risk Based Capital.” Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. We are primarily regulated by the NYDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our business, results of operations or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies.

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
Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. They indicate the rating agencies’ opinions regarding an insurance company’s ability to meet policyholder obligations and are important to maintaining public confidence in our products and our competitive position. A downgrade of our ratings or those of Holdings could adversely affect our business, results of operations or financial condition by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, possibly requiring us to reduce prices or take other actions for many of our products and services to remain competitive, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance. A downgrade in our ratings may also adversely affect our ability to hedge our risks, our cost of raising capital or limit our access to capital.
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
Legal and Regulatory Risks
We are heavily regulated.
We are heavily regulated, and regulators continue to increase their oversight over financial services companies. The adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business, including making our efforts to comply more expensive and time-consuming. For additional information on regulatory developments and the risks we face, including the Dodd-Frank Act, the use of “big data” and artificial intelligence technologies, and model laws and regulations developed and regulation by the NAIC and NASAA, see “Business—Regulation”.
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
In addition, regulators have proposed, imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks, and further regulating the industries in which we operate. For example, the SEC has proposed amendments to Rule 22e-4 under the Investment Company Act, which was itself only recently implemented, that would impose substantial new costs on top of those recently spent by us to comply with the rule. Other SEC proposals relating to registered funds, such as proposed amendments to Rule 22c-1 of the Investment Company Act, would require adoption of “swing pricing” and a “hard close” by all open-end funds other than money market funds, which could substantially increase the operating costs associated with our funds and potentially adversely impact the appeal of the products to certain investors. These emerging regulatory initiatives could result in increased compliance cost to our businesses and changes to our corporate governance and risk management practices.

Recently, the DOL issued a proposed regulation that would re-define which individuals and entities act as “fiduciaries” when such individuals and entities provide investment advice to ERISA plans and IRAs. The DOL simultaneously issued proposed amendments to existing prohibited transaction exemptions that apply to the provision of investment advice to ERISA plans and IRAs. If finalized in their proposed form, this new definition and these amended exemptions will likely impose additional regulatory burdens on our business as it relates to the sale of insurance products and related provision of investment advice to ERISA plans and IRAs.
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
Uncertainty surrounding potential legal, regulatory and policy changes, as well as the potential for general market volatility, because of the upcoming presidential election in the United States.
We face regulatory and tax uncertainties because of a possible change in the current presidential administration due to the upcoming election in 2024. The nature, timing and economic effects of any potential change to the current legal and regulatory framework affecting our insurance subsidiaries or the products they offer remains highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and have an adverse impact on our business, financial condition, results of operations and growth prospects.
Legal proceedings and regulatory actions.
A number of lawsuits and regulatory inquiries have been filed or commenced against us and other financial services companies in the jurisdictions in which we do business. Some of these matters have resulted in the award of substantial fines and judgments, including material amounts of punitive damages, or in substantial settlements. We face a significant risk of, and from time to time we are involved in, such actions and proceedings, including class action lawsuits. The frequency of large damage awards, including large punitive damage awards and regulatory fines that bear little or no relation to actual economic damages incurred, continues to create the potential for an unpredictable judgment in any given matter. In addition, investigations or examinations by federal and state regulators and other governmental and self-regulatory agencies could result in legal proceedings (including securities class actions and stockholder derivative litigation), adverse publicity, sanctions, fines and other costs. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, may divert management’s time and attention, could create adverse publicity and harm our reputation, result in material fines or penalties, result in significant expense, including legal and settlement costs, and otherwise have a material adverse effect on our business, results of operations or financial condition. For information regarding legal proceedings and regulatory actions pending against us, see Note 18 of the Notes to the Consolidated Financial Statements.
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

Part I, Item 1B.
UNRESOLVED STAFF COMMENTS
None.

Part I, Item 1C.
CYBERSECURITY
Overview of Our Cybersecurity Risk Management
Equitable’s cybersecurity program (the “Program”) is based on, and leverages industry-leading frameworks, including the National Institute of Standards and Technology Framework Cyber Security Framework (“NIST CSF”). The NIST CSF provides standards, guidelines and best practices on managing cybersecurity risk, as well as the organization, improvement and assessment of the Program. Equitable’s Chief Information Security Officer (“CISO”), who reports to its Chief Information Officer, manages the Program through an information security team organized into five functional areas (as outlined below), the CISO establishes and monitors compliance with our internal controls using published standards, cybersecurity software and similar tools, and control assurance reviews. These five areas also work closely with our information technology team to provide expertise and guidance to help manage risks and controls related to cybersecurity.
The information security team’s five functional areas consist of:
•Information Security Governance, Risk and Strategic Program Management – this includes cybersecurity policy lifecycle and regulatory change management, enterprise and role-based security awareness and training programs (including phishing campaigns), cyber risk management, strategy and program management and communications and reporting.
•Information Security Compliance – this includes cybersecurity assurance reviews, acting as a liaison for cybersecurity-related regulatory reviews and audits (both internal and external), support for third-party vendor security reviews, and IT financial controls oversight.
•Security Operations and Intelligence – this includes security operations center management, cyber incident lifecycle management, threat intelligence monitoring, vulnerability management and tabletop exercises.
•Identity and Access Management – this includes identity governance and administration, access recertification, and management of multi-factor authentication processes and password vaults.
•Security Architecture and Engineering – this includes establishing cybersecurity-related technical standards and baselines, reviews of any proposed exceptions to those standards, participating in architectural and software review processes and providing security engineering services for cybersecurity tools/solutions as well as with IT network and infrastructure teams.
Equitable continues to prioritize the security of its technology and sensitive data through investments in cybersecurity detection and prevention technologies as well as employee communications and training. Equitable recently launched a cyber-incident readiness program, and regularly conducts cyber exercises and readiness assessments, penetration testing and independent control reviews to validate and protect the confidentiality, integrity and availability of our information systems.

Equitable also conducts annual security awareness training and periodic phishing simulation exercises to train employees to recognize and report phishing attacks, as well as other supplemental training organized by the information security team.
Equitable also regularly engages external consultants to develop or refresh target operating models, roadmaps, and new technologies and solutions for managing key cybersecurity risks. These engagements provide an external view that incorporates solutions to address evolving technologies and threats, and also aids with strategic alignment of vendors to achieve cyber risk reduction goals in a cost-effective manner. External consultants also perform penetration testing, advise on cyber incident response preparedness, conduct tabletop exercises, support security operations center activities, and perform third-party vendor cyber risk reviews.
The Program uses a risk-based approach to requiring Equitable’s third-party service providers to maintain security controls designed to ensure the integrity, confidentiality, and availability of the providers’ systems and the confidential and sensitive information that the provider maintains and processes on Equitable’s behalf. A third-party service provider risk team performs cybersecurity assessments on third-party service providers with support from information security compliance to evaluate the provider’s controls based on the level of risk that the provider’s services or solutions may present to Equitable. Relevant provisions of service provider contracts require providers to implement enhanced or heightened levels of controls, as applicable. This assessment is a part of Equitable’s overall corporate sourcing and procurement management process, and the corporate sourcing and procurement team separately tracks and reports any exceptions or compliance action plans to the same executive management-level committees to which the CISO provides cybersecurity risk updates, as discussed more fully below.
Equitable also maintains an Operational Resilience program managed by the enterprise risk management function that aims to protect its people, customers, and brand by sustaining critical services at defined levels while responding to expected and unexpected disruptions and adapting to changes in its operating environment. The Operational Resilience program includes a consultative process to identify critical resources across the organization to prioritize for recovery during a crisis such as business processes, applications, staffing, hardware/software and recovery timeframes. Under that program, both critical and non-critical applications are required to have a documented application recovery plan, and all business units are required to have a documented business continuity plan. Each of these plans is required to be certified annually and is tested periodically, with test results tracked and documented for distribution to designated management teams.
During the fiscal year of this Report, Equitable has not identified risks from cybersecurity threats that have materially affected or are reasonably anticipated to materially affect the organization. Nevertheless, it recognizes that cybersecurity threats are ongoing and evolving, and we continue to remain vigilant. For more information on our cybersecurity risks, see “Risk Factors—Risks Relating to Our Operations—Failure to protect the confidentiality of customer information or proprietary business information” and “Risk Factors—Risks Relating to Our Operations—Failure” to protect the confidentiality, integrity, or availability of customer information or proprietary business information.
Governance of Cybersecurity Risk Management
The Program — overseen by the CISO, who has over 20 years of experience in cybersecurity roles, holds over 10 cyber-related industry certifications, is a Series 99 FINRA licensed Operations Professional, and has a Bachelor of Science degree in Computer Systems & Networking as well as a Master’s degree in business administration — is integrated into Equitable’s overall Enterprise Risk Management (ERM) program to identify, evaluate and manage risks, which is managed by Equitable’s risk management area and overseen by its Chief Risk Officer, who reports directly to its Chief Executive Officer. Under the ERM program, cybersecurity risks are evaluated alongside and consistent with the evaluation of other business risks, with the information security team providing subject matter expertise with respect to the identification, assessment, and tracking of cybersecurity risks pursuant to guidelines established as part of the ERM program. Various cross-functional committees within Equitable also meet on a regular basis to review risks, mitigation plans and projects that impact Equitable’s information technology systems. In addition, Equitable’s Program is assessed on at least an annual basis by its internal audit function, including an assessment of control effectiveness related to designated risk scenarios.
The information security team also works with other areas of Equitable, including enterprise risk management, data privacy, compliance, internal audit, and fraud to coordinate and align (i) risk management processes (e.g., identification, assessment, and management), and (ii) reporting to senior management, the Board of Directors and certain committees thereof. More specifically, the information security team uses its subject matter expertise to tailor the risk assessment process for evaluation of cybersecurity risks while enterprise risk management establishes overall corporate risk policy and risk tolerance levels. In addition, a cross-functional team which includes members of the above-referenced areas routinely monitors threat intelligence feeds and evaluates emerging threats. Key risks are escalated and reported to executive management and the Board or committees thereof, via (i) an established cadence of at least quarterly cybersecurity updates, (ii) an incident response plan with respect to risks related to cybersecurity incidents meeting a defined threshold, and (iii) ad hoc meetings between the CISO and executive management and/or Board members as necessary.
The CISO provides regular updates regarding the Program and cybersecurity risks to Equitable’s Information Risk and Data Protection committee, comprised of members of executive management, and also provides quarterly updates to the Audit Committee of Equitable’s Board of Directors, which oversees cybersecurity risk. In addition to receiving quarterly updates from the CISO, the Audit Committee receives reports on cybersecurity risks from our internal audit function, and also periodically receives reports from an external cybersecurity advisor. The Board receives quarterly reports from the Audit Committee, and also receives at least annual updates on the Program and cybersecurity risks from the CISO.The CISO also meets on an individual basis at least quarterly, or more frequently as needed, with members of executive management with cybersecurity oversight responsibility, and has the authority to escalate disagreements with management regarding cybersecurity risks and management of such risks directly to the Board of Directors.
Periodic updates regarding the Operational Resilience program are provided by Equitable’s Chief Risk Officer or a designee to its Audit Risk and Compliance Committee, comprised of members of executive management, as well as the Information Risk and Data Protection Committee and the Audit Committee.
Under Equitable Financial’s service agreement with Equitable America, personnel services, employee benefits, facilities, supplies and equipment are provided to Equitable America to conduct its business. Included in these services are the cybersecurity monitoring and oversight procedures described herein.
Part I, Item 2.
PROPERTIES
Equitable Financial’s principal executive offices at 1345 Avenue of the Americas, New York, NY pursuant to a lease that will expire in 2039. We also have significant office space leases in Syracuse, NY, where our lease that was scheduled to expire in 2023 was amended to extend the term for a portion of the space through 2028 and in Charlotte, NC, where we occupy space under a lease that expires in 2028. Our lease of premises in Jersey City, NJ expired as of September 30, 2023.

Part I, Item 3.
LEGAL PROCEEDINGS
For information regarding certain legal proceedings pending against us, see Note 18 of the Notes to the Consolidated Financial Statements. See “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions.”

Part I, Item 4.
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
At December 31, 2023, all of Equitable Financial common equity was owned by EFS. Consequently, there is no established public market for Equitable Financial’s common stock.
Dividends
In 2023, 2022 and 2021, Equitable Financial paid $1.7 billion, $930 million and $0.0 billion, respectively, in shareholder dividends. For information on Equitable Financial’s present and future ability to pay dividends, see Note 17 of the Notes to the Consolidated Financial Statements and “Risk Factors—Legal and Regulatory Risks.”

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
Internal Reinsurance Treaty
On May 17, 2023, Equitable Financial entered into a reinsurance agreement (the “Reinsurance Treaty”) with its affiliate, Equitable America, effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of Equitable Financial’s net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, were reinsured to Equitable America on a coinsurance funds withheld basis. In addition, all of the Separate Accounts liabilities relating to such variable annuity contracts were reinsured to Equitable America on a modified coinsurance basis. Equitable America’s obligations under the Reinsurance Treaty are secured through Equitable Financial’s retention of certain assets supporting the reinsured liabilities. This reinsurance treaty has no impact to the consolidated financial statements of the Company. The NYDFS and the Arizona Department of Insurance and Financial Institutions each approved the Reinsurance Treaty.

The Reinsurance Treaty further diversifies Equitable Financial’s sources of regulated cash flows and supports more stable dividends to Holdings from Equitable Financial and Equitable America.
As a condition to approving the Reinsurance Treaty, the NYDFS has required that Equitable Financial seek to novate the reinsured contracts on a reasonable best efforts basis either to Equitable America or another affiliate over the next three years. Novations of the reinsured contracts are subject to additional regulatory approvals, as well as certain policyholder approvals.
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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, equity market declines, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The Russian invasion of the Ukraine and Hamas’s attack on Israel and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates which continued to rise during the third quarter 2023 but are expected to fall in 2024 based on statements of members of the Board of Governors of the Federal Reserve System. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
The potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows. However, U.S. equity markets registered strong gains in the final quarter of 2023, buoyed by slowing inflation data and expectations that the Federal Reserve Board has finished its rate hiking cycle and will move towards cuts in 2024.
We will continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Risk Factors-Risks Relating to Conditions in the Financial Markets and Economy” and “Quantitative and Qualitative Disclosures About Market Risk”.
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
Net Income Volatility
We have offered and continue to offer variable annuity products with GMxB features. The future claims exposure on these features is sensitive to movements in the equity markets and interest rates. Accordingly, we have implemented hedging and reinsurance programs designed to mitigate the economic exposure to us from these features due to equity market and interest rate movements. Changes in the values of the derivatives associated with these programs due to equity market and interest rate movements, together with the GMxB MRBs assets and liabilities are recognized in the periods in which they occur. This results in net income volatility as further described below. In addition, net income is impacted by changes in our reinsurers credit spread, while changes in the Company’s credit spread is recorded in other comprehensive income (“OCI”). See “—Significant Factors Impacting Our Results—Impact of Hedging and GMxB Reinsurance on Results.”
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
•GMxB reinsurance contracts. Historically, GMxB reinsurance contracts were used to cede to affiliated and non-affiliated reinsurers a portion of our exposure to variable annuity products that offer a GMxB feature. We account for the reinsurance contracts as MRBs and report them at fair value. In addition, on June 1, 2021, we ceded the block comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees. On April 1, 2023, we ceded the remaining block of the living benefit and death riders related to its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts issued outside the State of New York prior to February 1, 2023).
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
Impact of Assumption Updates and Model Changes on Income from Continuing Operations before income taxes and Net income (loss)
The table below presents the impact of our actuarial assumption update to our income (loss) from continuing operations, before income taxes and net income (loss).

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
Model Changes
There were no material model changes during 2023 and 2022.
Consolidated Results of Operations
Our consolidated results of operations are significantly affected by conditions in the capital markets and the economy because we offer market sensitive products. These products have been a significant driver of our results of operations. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, we have in place various hedging and reinsurance programs that are designed to mitigate the economic risk of movements in the equity markets and interest rates. The volatility in net income is primarily attributable to the mismatch between: (i) the change in carrying value of the MRBs; and (ii) our hedging and reinsurance programs.

The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Year Ended December 31,
	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$1,095	$2,225
Premiums	587	725
Net derivative gains (losses)	(2,417)	879
Net investment income (loss)	3,601	3,077
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(216)	(319)
Other investment gains (losses), net	(584)	(643)
Total investment gains (losses), net	(800)	(962)
Investment management and service fees	315	706
Other income	1,134	334
Total revenues	3,515	6,984

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,781	2,327
Remeasurement of liability for future policy benefits	37	50
Change in market risk benefits and purchased market risk benefits	(1,018)	(1,107)
Interest credited to policyholders’ account balances	1,384	1,309
Compensation and benefits	170	202
Commissions	893	702
Interest expense	9	6
Amortization of deferred policy acquisition costs	503	473
Other operating costs and expenses	829	1,040
Total benefits and other deductions	4,588	5,002
Income (loss) from continuing operations, before income taxes	(1,073)	1,982
Income tax (expense) benefit	1,230	(388)
Net income (loss)	157	1,594
Less: Net income (loss) attributable to the noncontrolling interest	1	(3)
Net income (loss) attributable to Equitable Financial	$156	$1,597

The following discussion compares the results for the year ended December 31, 2023 to the year ended December 31, 2022.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Net Income (Loss) Attributable to Equitable Financial
Equitable Financial net earnings decreased $1.4 billion to a net income of $156 million for the year ended December 31, 2023 from net income of $1.6 billion for the year ended December 31, 2022. The following notable items were the primary drivers for the change in net income (loss):
Unfavorable items included:
•Net derivative losses increased by $3.3 billion due to equity market appreciation during the year ended December 31, 2023 compared to equity market depreciation during 2022.

•Fee-type revenue decreased by $859 million mainly due to lower average AUM and lower average Separate Account values and the ceding of assets from the Reinsurance Treaty and the Global Atlantic Transaction. This is partially offset by reimbursements of expenses and the recognition of deferred revenue on deposit accounting from the Reinsurance Treaty.
•Commissions increased by $191 million mainly due to increased distribution expenses from Equitable America’s wholesale products.
•Change in market risk benefits and purchased market risk benefits increased by $89 million after the ceding of additional MRB due to the Reinsurance Treaty mainly due to lower favorable increases in interest rates in 2023, partially offset by favorable increases in equity markets.
•Interest credited to policyholders’ account balances increased by $75 million mainly due to higher interest rates on funding agreements and growth of SCS account values, partially offset by the impact of the Global Atlantic Transaction and the Reinsurance Treaty.
These were partially offset by the following favorable items:
•Policyholders’ benefits decreased by $546 million mainly due to ceded policyholders’ benefits and reserves from the Reinsurance Treaty.
•Net investment income increased by $524 million mainly due to higher assets, higher investment yields and higher income from seed capital investments, partially offset by lower income from alternative investments.
•Compensation, benefits, interest and other operating expenses decreased by $240 million mainly due to lower litigation expense accrual in the year ended December 31, 2023, partially offset by amortization of the cost of reinsurance from the Reinsurance Treaty.
•Net investment losses decreased by $162 million mainly due to sales to reduce duration in 2023 compared to portfolio rebalancing in 2022.
•Income tax benefit of $1.2 billion for the year ended December 31, 2023 compared to income tax expense of $388 million for the year ended December 31, 2022 primarily relates to a partial release of the valuation allowance of $963 million and lower pre-tax income for the year ended December 31, 2023 compared to the year ended December 31, 2022.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding the assumption update.

Material Cash Requirements
The table below summarizes the material short and long-term cash requirements related to contractual obligations as of December 31, 2023. Short-term cash requirements are considered to requirements within the next 12 months and long-term cash requirements are considered to be beyond the next 12 months. We do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2024	2025-2026	2027-2028	2029 and thereafter
	(in millions)
Material Cash Requirements:
Policyholders’ liabilities (1)	$94,463	$2,741	$6,402	$6,851	$78,469
FHLB Funding Agreements	7,615	6,168	659	140	648
Interest on FHLB Funding Agreements	291	119	74	45	53
Funding Agreement Backed Notes	6,284	1,000	2,500	2,484	300
Interest on Funding Agreement Backed Notes	480	136	220	113	11
Operating leases	1,011	100	197	164	550
Total Material Cash Requirements	$110,144	$10,264	$10,052	$9,797	$80,031
_______________
(1)Policyholders’ liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, benefits under accident and health contracts, policyholder dividends and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts. These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the Company’s experience and assume market growth and interest crediting consistent with actuarial assumptions. These amounts are undiscounted and, therefore, exceed the policyholders’ account balances and future policy benefits and other policyholder liabilities included in the consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. They do not reflect projected recoveries from reinsurance agreements. Due to the use of assumptions, actual cash flows will differ from these estimates. Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.
Unrecognized tax benefits of $302 million, were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
As of December 31, 2023, we were not a party to any off-balance sheet transactions other than those guarantees and commitments described in Note 12 and Note 18 of the Notes to the Consolidated Financial Statements.
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
•estimated fair values of freestanding derivatives;
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
Sensitivity of MRBs to Changes in Interest Rates
The following table demonstrates the sensitivity of the MRBs to changes in long-term interest rates by quantifying the adjustments that would be required, assuming an increase and decrease in long-term interest rates of 50 basis points. This information considers only the direct effect of changes in the interest rates on MRB balances, net of reinsurance.
Interest Rate Sensitivity
December 31, 2023

Increase/(Decrease) In MRB
(in millions)
Increase in interest rates by 50bps	$142
Decrease in interest rates by 50bps	$(155)
Sensitivity of MRBs to Changes in Equity Returns
The following table demonstrates the sensitivity of the MRBs to changes in equity returns.
Equity Returns Sensitivity
December 31, 2023

Increase/(Decrease) In MRB
(in millions)
Increase in equity returns by 10%	$(102)
Decrease in equity returns by 10%	$118

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
GMIB Lapse floor Sensitivity
December 31, 2023

Increase/(Decrease) In MRB
(in millions)
GMIB Lapse floor of 1%	$45
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
NPR Sensitivity
December 31, 2023

Increase/(Decrease) In MRB
(in millions)
Increase in NPR by 50bps	$(878)
Decrease in NPR by 50bps	$990
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
See Note 12 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance.

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
Fair Value Measurements
Investments reported at fair value in our consolidated balance sheets of the Company include fixed maturity and equity securities classified as AFS, trading securities, and certain other invested assets, such as freestanding derivatives. GMxB riders and the reinsurance on these riders are held as market risk benefits.
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
For commercial, agricultural and residential mortgage loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms. Factors that influence management’s judgment in determining allowance for credit losses include the following:
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
•DTI ratio - Used for residential mortgage loans to assess a borrower’s ability to repay a loan. DTI ratio is derived by adding up all the borrower’s debt payments and dividing that sum by the borrower’s gross monthly income.
•Consumer Credit Score - Used for residential mortgage loans to determine the borrower’s credit worthiness and eligibility for a residential loan based upon credit reports.
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

Mortgage loans that do not share similar risk characteristics with other loans in the portfolio are individually evaluated quarterly by the IUS Committee for impairment on a loan-by-loan basis, including an assessment of related collateral value. Commercial mortgages 60 days or more past due and agricultural and residential mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages also is identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
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
Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the consolidated balance sheets at fair value with changes reflected in either net income (loss) or in OCI, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
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
Income Taxes
Income taxes represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with its operations. We provide for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Our accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions. At December 31, 2023, we determined that it was more likely than not that a portion of our capital deferred tax assets would not be realized. For more information, see Note 16 - Income Taxes.

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
See Note 18 of the Notes to the Consolidated Financial Statements for information regarding our assessment of litigation contingencies.
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
Investments with Interest Rate Risk – Fair Value
Assets with interest rate risk include AFS and trading fixed maturities and mortgage loans that make up 81.8% and 87.7% of the fair value of the General Account investment portfolio as of December 31, 2023 and 2022, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31, 2023			December 31, 2022
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$45,718	$(3,487)	$4,049	$49,448	$(3,752)	$4,353
Floating rate	$9,446	$3	$5	$9,500	$(10)	$10
Trading securities:
Fixed rate	$15	$—	$—	$87	$(1)	$1
Floating rate	$—	$—	$—	$—	$—	$—
Mortgage loans	$16,170	$(575)	$616	$14,675	$(640)	$689
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

Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing as of December 31, 2023 and 2022:
Equity Price Risk Exposure

	December 31, 2023			December 31, 2022
	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)

Equity Investments	$649	$65	$(65)	$627	$63	$(63)
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
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2023 and 2022, the aggregate carrying values of insurance contracts with interest rate risk were $16.4 billion and $17.4 billion, respectively. The aggregate fair value of such liabilities as of December 31, 2023 and 2022 were $15.9 billion and $16.4 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $278 million and $389 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
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
As of December 31, 2023 and 2022, the net fair values of our derivatives were $4.2 billion and $1.0 billion, respectively.
The tables below show the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Impact of -1% Change	Fair Value	Impact of +1% Change
	(In millions, except for Weighted Average Term)
December 31, 2023
Swaps	$3,828	6	$375	$(195)	$(644)
Futures	7,572	—	(35)	—	38
Total	$11,400		$340	$(195)	$(606)
December 31, 2022
Swaps	$2,453	11	$(212)	$(460)	$(653)
Futures	12,693	—	(110)	—	155
Total	$15,146		$(322)	$(460)	$(498)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(In millions, except for Weighted Average Term)
December 31, 2023
Futures	$5,484	—	$—	$(59)
Swaps	14,926	1	53	1,546
Options	48,946	2	9,117	6,753
Total	$69,356		$9,170	$8,240
December 31, 2022
Futures	$4,320	—	$—	$273
Swaps	11,159	1	38	1,154
Options	39,863	3	4,153	2,123
Total	$55,342		$4,191	$3,550

Market Risk Benefits and Interest Rate and Equity Risks – Fair Value
GMxB feature’s liability associated with certain annuity contracts is considered market risk benefits for accounting purposes and was reported at its fair value of $14.0 billion and $15.3 billion as of December 31, 2023 and 2022, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2023 and 2022, respectively, would be to decrease the direct market risk benefits balance by $1.5 billion and $1.5 billion. The potential fair value exposure to an immediate 50 bps drop in interest rates from those prevailing as of December 31, 2023 and 2022, respectively, would decrease the direct market risk benefits balance by $1.7 billion and $1.9 billion.

We have entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations GMxB features contained in certain annuity contracts. These reinsurance contracts are accounted for as purchased market risk benefits and reported at their fair values of $16.7 billion and $10.5 billion as of December 31, 2023 and 2022, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2023 and 2022, respectively, would increase the balances of the reinsurance contract asset by $570 million and $540 million. The potential fair value exposure to an immediate 50 bps drop in interest rates from those prevailing as of December 31, 2023 and 2022, respectively, would increase the balances of the reinsurance contract asset by $938 million and $983 million.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Equitable Financial Life Insurance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equitable Financial Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for long-duration insurance contracts in 2023.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Market Risk Benefits
As described in Notes 2, 7, and 9 to the consolidated financial statements, certain guaranteed minimum death and living benefits (collectively, the “GMxB features”) associated with variable annuity products, other general account annuities and ceded reinsurance contracts with GMxB features with other than nominal market risk are identified by management, measured at estimated fair value and presented separately on the balance sheet as market risk benefits. Market risk benefits (MRBs) are measured at fair value on a seriatim basis using an ascribed fee approach. The ascribed fee is determined at policy inception date so that the present value of claims, including any risk charge, is equal to the present value of the projected attributed fees which will be capped at average present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. The market risk benefits fair value is equal to the estimated present value of benefits less the estimated present value of ascribed fees and is determined using a discounted cash flow valuation technique. Considerable judgment is utilized by management in determining the assumptions related to lapse rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, annuitization rates and mortality (collectively, the “significant market risk benefit assumptions”). As of December 31, 2023, the estimated fair value of purchased market risk benefits, assets for market risk benefits and liabilities for market risk benefits was $16,729 million, $574 million and $14,570 million, respectively.
The principal considerations for our determination that performing procedures relating to the valuation of market risk benefits is a critical audit matter are (i) the significant judgment by management in developing the fair value estimate of market risk benefits, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant market risk benefit assumptions and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of market risk benefits, including controls over the development of the assumptions utilized in the valuation of market risk benefits. These procedures also included, among others (i) evaluating management’s process for developing the fair value estimate of market risk benefits, (ii) testing, on a sample basis, the completeness and accuracy of data used by management in developing the estimates, and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the significant market risk benefit assumptions used in developing the fair value estimate of market risk benefits based on the consideration of the Company’s historical and actual experience, industry trends, and market conditions, as applicable.
Implementation of the Internal Reinsurance Treaty
As described in Notes 1, 2 and 12 to the financial statements, on May 17, 2023, the Company entered into a reinsurance agreement (the “Reinsurance Treaty”) with its affiliate, Equitable Financial Life Insurance Company of America (“Equitable America”), effective April 1, 2023. Pursuant to the Reinsurance Treaty, virtually all of the Company’s net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its EQUI-VEST variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, were reinsured to Equitable America on a coinsurance funds withheld basis. In addition, all of the Separate Accounts liabilities relating to such variable annuity contracts were reinsured to Equitable America on a modified coinsurance basis. The funds withheld payable under the reinsurance treaty includes a funds withheld embedded derivative liability. The obligation to pay the total return on the assets within the funds withheld liability represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modified coinsurance agreements is computed as the unrealized gain (loss) on the underlying assets and is included within funds withheld payable on the consolidated balance sheets. The change in the fair value of the embedded derivatives is recorded in net derivative gains (losses) on the consolidated statements of income (loss). At the effective date of the transaction, April 1, 2023, the Company recorded a funds withheld liability of $11.2 billion, reinsurance deposit liabilities of $12.9 billion, amounts due from reinsurers of $14.2 billion (includes $32.4 billion of ceded policyholder account balances related to the non-insulated (“NI”) modco offset by $28.8 billion of NI modco payable), purchased MRBs of $8.2 billion, and cost of reinsurance asset of $1.7 billion. Additionally, $64.1 billion of insulated Separate Account liabilities were ceded under a modified coinsurance portion of the agreement.
The principal consideration for our determination that performing procedures relating to the implementation of the internal reinsurance treaty is a critical audit matter is a high degree of auditor effort in performing procedures related to the implementation of the internal reinsurance treaty. As disclosed by management, a material weakness existed related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of certain controls relating to the implementation of the internal reinsurance treaty between the Company and Equitable America. These procedures also included, among others, (i) reading the agreement, and (ii) testing the implementation of the internal reinsurance treaty, including testing the completeness and accuracy of the data related to the business subject to the treaty.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 18, 2024
We have served as the Company’s auditor since 1993.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2023 and 2022

	December 31,
	2023	2022
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $61,884 and $68,087) (allowance for credit losses of $4 and $24)	$55,165	$58,947
Mortgage loans on real estate (net of allowance for credit losses of $277 and $129)	17,877	16,464
Policy loans	3,667	3,563
Other equity investments (1)	3,162	2,942
Trading securities, at fair value	257	283
Other invested assets	5,952	2,835
Total investments	86,080	85,034
Cash and cash equivalents	2,833	797
Deferred policy acquisition costs	4,759	4,814
Amounts due from reinsurers (allowance for credit losses of $7 and $10)	20,636	7,131
Loans to affiliates	1,900	1,900
Current and deferred income taxes	2,755	1,376
Purchased market risk benefits	16,729	10,490
Other assets	5,326	3,917
Assets for market risk benefits	574	478
Separate Accounts assets	121,497	111,479
Total Assets	$263,089	$227,416
LIABILITIES
Policyholders’ account balances	$82,990	$79,742
Liability for market risk benefits	14,570	15,751
Future policy benefits and other policyholders' liabilities	16,573	15,935
Broker-dealer related payables	796	95
Amounts due to reinsurers	216	282
Funds withheld payable	10,603	—
Reinsurance deposit liabilities	14,965	2,507
Other liabilities	2,496	2,678
Separate Accounts liabilities	121,497	111,479
Total Liabilities	$264,706	$228,469
Redeemable noncontrolling interest (2)	$24	$21
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	6,895	8,536
Accumulated deficit	(1,600)	(1,757)
Accumulated other comprehensive income (loss)	(6,938)	(7,855)
Total Equity	(1,641)	(1,074)
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$263,089	$227,416
______________
(1)See Note 2 of the Notes to these Consolidated Financial Statements for details of balances with VIEs.
(2)See Note 20 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
(3)See Note 18 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.
See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
	(in millions)
REVENUES
Policy charges and fee income	$1,095	$2,225	$2,562
Premiums	587	725	750
Net derivative gains (losses)	(2,417)	879	(7,216)
Net investment income (loss)	3,601	3,077	3,483
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(216)	(319)	2
Other investment gains (losses), net	(584)	(643)	851
Total investment gains (losses), net	(800)	(962)	853
Investment management and service fees	315	706	1,004
Other income	1,134	334	225
Total revenues	3,515	6,984	1,661

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,781	2,327	2,407
Remeasurement of liability for future policy benefits	37	50	30
Change in market risk benefits and purchased market risk benefits	(1,018)	(1,107)	(5,809)
Interest credited to policyholders’ account balances	1,384	1,309	1,115
Compensation and benefits	170	202	326
Commissions	893	702	687
Interest expense	9	6	1
Amortization of deferred policy acquisition costs	503	473	439
Other operating costs and expenses	829	1,040	1,162
Total benefits and other deductions	4,588	5,002	358
Income (loss) from continuing operations, before income taxes	(1,073)	1,982	1,303
Income tax (expense) benefit	1,230	(388)	(192)
Net income (loss)	157	1,594	1,111
Less: Net income (loss) attributable to the noncontrolling interest (1)	1	(3)	—
Net income (loss) attributable to Equitable Financial	$156	$1,597	$1,111
______________
(1)See Note 20 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$157	$1,594	$1,111

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	2,175	(11,460)	(2,503)
Change in market risk benefits - instrument-specific credit risk	(1,129)	1,247	51
Change in liability for future policy benefits - current discount rate	(128)	1,042	267
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(1)	—	—
Other comprehensive income (loss), net of income taxes	917	(9,171)	(2,185)
Comprehensive income (loss)	1,074	(7,577)	(1,074)
Less: Comprehensive income (loss) attributable to the noncontrolling interest (1)	1	(3)	—
Comprehensive income (loss) attributable to Equitable Financial	$1,073	$(7,574)	$(1,074)
_____________
(1)See Note 17 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$2	$8,536	$(1,757)	$(7,855)	$(1,074)
Dividend to parent company	—	(1,657)	—	—	(1,657)
Net income (loss)	—	—	157	—	157
Other comprehensive income (loss)	—	—	—	917	917
Other	—	16	—	—	16
Balance, December 31, 2023	$2	$6,895	$(1,600)	$(6,938)	$(1,641)

Balance, beginning of period	$2	$8,546	$(2,381)	$1,316	$7,483
Dividend to parent company	—	—	(967)	—	(967)
Net income (loss)	—	—	1,594	—	1,594
Other comprehensive income (loss)	—	—	—	(9,171)	(9,171)
Other	—	(10)	(3)	—	(13)
Balance, December 31, 2022	$2	$8,536	$(1,757)	$(7,855)	$(1,074)

Balance, beginning of period	$2	$7,841	$(795)	$4,595	$11,643
Dividend to parent company			(8)		(8)
Cumulative effect of adoption of ASU 2018-02, Long Duration Targeted Improvements	—	—	(2,689)	(1,094)	(3,783)
Capital contribution from parent company		750			750
Net income (loss)	—	—	1,110	—	1,110
Other comprehensive income (loss)	—	—	—	(2,185)	(2,185)
Other	—	(45)	—	—	(45)
Balance, December 31, 2021	$2	$8,546	$(2,381)	$1,316	$7,483

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net income (loss)	$157	$1,594	$1,111
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,384	1,309	1,115
Policy charges and fee income	(1,095)	(2,225)	(2,562)
Net derivative (gains) losses	2,417	(879)	7,216
Credit and intent to sell losses on available for sale debt securities and loans	216	319	(2)
Investment (gains) losses, net	584	643	(851)
Realized and unrealized (gains) losses on trading securities	(14)	41	58
Non-cash long-term incentive compensation expense	39	20	(16)
Amortization and depreciation	273	247	161
Equity (income) loss from limited partnerships	(46)	(186)	(489)
Remeasurement of liability for future policy benefits	37	50	30
Change in market risk benefits	(1,018)	(1,107)	(5,809)
Changes in:
Reinsurance recoverable (1)	46	(539)	(977)
Capitalization of deferred policy acquisition costs	(513)	(702)	(741)
Funds withheld payable	89	—	—
Future policy benefits	280	(494)	(380)
Current and deferred income taxes	(1,231)	344	185
Other, net	(239)	(151)	581
Net cash provided by (used in) operating activities	$1,366	$(1,716)	$(1,370)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$9,340	$14,966	$33,815
Mortgage loans on real estate	446	1,154	1,677
Trading account securities	250	266	5,062
Short-term investments	1,861	(483)	87
Other	460	355	1,720
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(3,776)	(17,838)	(42,573)
Mortgage loans on real estate	(1,967)	(3,683)	(2,546)
Trading account securities	(223)	(220)	(164)
Short-term investments	(1,761)	—	(6)
Other	(687)	(745)	(2,663)
Cash settlements related to derivative instruments, net	(804)	(160)	(5,981)
Issuance of loans to affiliates	—	—	(1,000)
Investment in capitalized software, leasehold improvements and EDP equipment	(55)	(49)	(59)
Other, net	(114)	81	78
Net cash provided by (used in) investing activities	$2,970	$(6,356)	$(12,553)

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$8,619	$15,372	$16,930
Withdrawals	(11,792)	(6,833)	(7,073)
Transfers (to) from Separate Accounts	1,063	1,621	2,159
Payments of market risk benefits	(206)	(601)	(564)
Changes in securities lending payable	116	—	—
Change in collateralized pledged assets	(26)	36	34
Change in collateralized pledged liabilities	1,579	(1,572)	1,411
Capital contribution from parent company	—	—	750
Shareholder dividend paid	(1,657)	(930)	(7)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	4	3	13
Other, net	—	(42)	42
Net cash provided by (used in) financing activities	$(2,300)	$7,054	$13,695

Change in cash and cash equivalents	2,036	(1,018)	(228)
Cash and cash equivalents, beginning of period	797	1,815	2,043
Cash and cash equivalents, end of period	$2,833	$797	$1,815

Supplemental cash flow information:
Income taxes (refunded) paid	$1	$45	$(7)

Non-cash transactions from investing and financing activities:
Dividend to Parent	$—	$(37)	$—
Transfer of assets to reinsurer	$—	$(2,762)	$(9,023)

_____________
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

At the effective date of the transaction, April 1, 2023, the Company recorded a funds withheld liability of $11.2 billion, reinsurance deposit liabilities of $12.9 billion, amounts due from reinsurers of $14.2 billion (includes $32.4 billion of ceded policyholder account balances related to the non-insulated (“NI”) modco offset by $28.8 billion of NI modco payable), purchased MRBs of $8.2 billion, and cost of reinsurance asset of $1.7 billion. Additionally, $64.1 billion of insulated Separate Account liabilities were ceded under a modified coinsurance portion of the agreement.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2023”, “2022” and “2021” refer to the years ended December 31, 2023, 2022 and 2021, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2023, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.
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
ASU 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
This ASU provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple measures of segment profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements.

The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. A calendar year public entity will adopt the ASU for its 2024 Form 10-K.
The ASU should be adopted retrospectively to all periods presented in the financial statements unless it is impracticable to do so.

The Company is currently assessing the additional required disclosures under the ASU including providing new segment disclosure requirements for entities with a single reportable segment.
Management is evaluating the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

ASU 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The ASU enhanced existing income tax disclosures primarily related to the rate reconciliation and income taxes paid information. With regard to the improvements to disclosures of rate reconciliation, a public business entity is required on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Similarly, a public entity is required to provide the amount of income taxes paid (net of refunds received) disaggregated by (1) federal, state, and foreign taxes and by(2) individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received).
The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures, for example, an entity is required to provide (1) pretax income (or loss) from continuing operations disaggregated between domestic and foreign, and (2) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign.
	The ASU will be effective for annual periods beginning after December 15, 2024. Entities are required to apply the ASU on a prospective basis.	The adoption of ASU 2023-09 is not expected to materially impact the Company’s financial position, results of operation, or cash flows.
SEC Release Nos. 33-11275; 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors
The SEC adopted rules requiring registrants to disclose climate-related information in registration statements and annual reports. The new rules include disclosure of material climate-related risks, including descriptions of board oversight and risk management activities. the material impacts of these risks on a registrant’s strategy, business model and outlook and any material climate-related targets or goals. In addition, registrants will need to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements.

Financial statement and all other disclosures are required at the beginning of the fiscal year 2027 with disclosures about material expenditure and impact required at the beginning of the fiscal year 2028. Disclosures are provided prospectively upon adoption.

The Company is currently assessing the additional required disclosures under the SEC Release. Management is evaluating the impact of the adoption of this guidance will have on the Company’s consolidated financial statements.

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
The following tables summarize the balance of and changes in sales inducement assets and unearned revenue liability on January 1, 2021 resulting from the adoption of ASU 2018-12:

	Sales Inducement Assets		Total
	GMxB Legacy	GMxB Core
	(in millions)
Balance, December 31, 2020	$246	$158	$404
Adjustment for reversal of balances recorded in Accumulated Other Comprehensive Income	—	—	—
Balance, January 1, 2021	$246	$158	$404

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of December 31, 2023 and 2022, the carrying value of COLI was $918 million and $888 million, respectively, and is reported in other invested assets in the consolidated balance sheets.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Mortgage Loans on Real Estate
The Company invests in commercial, agricultural and residential mortgage loans which are included in the consolidated balance sheets as mortgage loans on real estate. Mortgage loans are stated at unpaid principal balances, net of unamortized discounts and the allowance for credit losses. The Company calculates the allowance for credit losses in accordance with the CECL model in order to provide for the risk of credit losses in the lending process.
Expected credit losses for loans with similar risk characteristics are estimated on a collective (i.e., pool) basis in order to meet CECL’s risk of loss concept which requires the Company to consider possibilities of loss, even if remote.
For collectively evaluated mortgages, the Company estimates the allowance for credit losses based on the amortized cost basis of its mortgages over their expected life using a PD / LGD model. The PD / LGD model incorporates the Company’s reasonable and supportable forecast of macroeconomic information over a specified period. The length of the reasonable and supportable forecast period is reassessed on a quarterly basis and may be adjusted as appropriate over time to be consistent with macroeconomic conditions and the environment as of the reporting date. For periods beyond the reasonable and supportable forecast period, the model reverts to historical loss information. The PD and LGD are estimated at the loan-level based on loans’ current and forecasted risk characteristics as well as macroeconomic forecasts. The PD is estimated using both macroeconomic conditions as well as individual loan risk characteristics including LTV ratios, DSC ratios, DTI ratio, seasoning, collateral type, geography, and underlying credit. The LGD is driven primarily by the type and value of collateral, and secondarily by expected liquidation costs and time to recovery.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
•DTI ratio - is used for residential mortgage loans to assess a borrower’s ability to repay a loan. DTI ratio is derived by adding up all the borrower’s debt payments and dividing that sum by the borrower’s gross monthly income.
•Consumer Credit Score - is used for residential mortgage loans to determine the borrower’s credit worthiness and eligibility for a residential loan based upon credit reports.
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
Within the IUS process, commercial mortgages 60 days or more past due and agricultural and residential mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgage loans. Based on its monthly monitoring of mortgages, a class of potential problem mortgage loans are also identified, consisting of mortgage loans not currently classified as problem mortgage loans but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being modified. The decision whether to classify a performing mortgage loan as a potential problem involves judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.
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
Troubled Debt Restructuring
The investment the Company makes in commercial, agricultural and residential mortgage loans are included in the consolidated balance sheets as mortgage loans on real estate. The investments the Company makes in privately negotiated fixed maturities are included in the consolidated balance sheets as fixed maturities AFS. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Securities Sold under Agreements to Repurchase
Securities sold under agreements to repurchase involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Securities sold under agreements to repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. Transfers of securities under these agreements to repurchase are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales with related forward repurchase commitments. All of the Company’s securities repurchase transactions are accounted for as secured borrowings with the related obligations distinctly captioned in the consolidated balance sheets on a gross basis. Income and expenses associated with repurchase agreements are recognized as investment income and investment expense, respectively, within net investment income (loss). As of December 31, 2023 and 2022, the Company had no Securities sold under agreements to repurchase outstanding. During the year ended December 31, 2021 there was no activity on Securities sold under agreements to repurchase.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
The reinsurance agreement between the Company and Equitable America, written on a funds withheld and modified coinsurance basis, contains embedded derivatives. We determined that the obligation to pay the total return on the assets within the funds withheld liability, represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modified coinsurance agreements is computed as the unrealized gain (loss) on the underlying assets and is included within funds withheld payable on the consolidated balance sheets for ceded agreement. The change in the fair value of the embedded derivatives is recorded in net derivatives gains (losses) on the consolidated statements of income (loss). Ceded earnings from the funds withheld payable and changes in the fair value of embedded derivatives are reported in operating activities on the consolidated statements of cash flows. Contributions to and withdrawals from the funds withheld payable are reported in operating activities on the consolidated statements of cash flows.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
The reinsurance agreement between the Company and Equitable America, written on a modified coinsurance basis, contains embedded derivatives. We have determined that the right to receive or obligation to pay the total return on the assets within the funds withheld liability, represents a total return swap with a floating rate leg. The fair value of embedded derivatives on the modified coinsurance agreement is computed as the unrealized gain (loss) and current period income on the underlying assets and is included within amount due from reinsurers on the consolidated balance sheets for ceded agreement. The change in the fair value of the embedded derivatives is recorded in net derivative gains (losses) on the consolidated statements of income (loss). Ceded earnings from the modified coinsurance and changes in the fair value of embedded derivatives are reported in operating activities on the consolidated statements of cash flows. Contributions to and withdrawals from the amount due from reinsurers are reported in operating activities on the consolidated statements of cash flows.
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
Future Policy Benefits and Other Policyholders’ Liabilities
The liability for future policy benefits is estimated based upon the present value of future policy benefits and related claim expenses less the present value of estimated future net premiums where net premium equals gross premium under the contract multiplied by the net premium ratio. Related claim expenses include termination and settlement

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
costs and exclude acquisition costs and non-claim related costs. The liability is estimated using current assumptions that include discount rate, mortality, and lapses. Assumptions are based on judgments that consider the Company’s historical experience, industry data, and other factors.
For participating traditional life insurance policies, future policy benefit liabilities are calculated using a net level premium method based on guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Terminal dividends are accrued in proportion to face amount over the life of the contract.
For non-participating traditional life insurance policies (Term) and limited pay contracts (Payout, Pension), contracts are grouped into cohorts by contract type and issue year. The Company quarterly updates its estimate of cash flows using actual experience and current future cash flow assumptions, which is reflected in an updated net premium ratio used to calculate the liability. The ratio of actual and future expected claims to actual and future expected premiums determines the net premium ratio. The policy administration expense assumption is not updated after policy issuance. If actual expenses differ from the original expense assumptions, the differences are recognized in the period identified. The revised net premium ratio is used to determine the updated liability for future policy benefits as of the beginning of the reporting period, discounted at the original contract issuance rate. Changes in the liability due to current discount rates differing from original rates are included in OCI within the consolidated statement of comprehensive income.
For non-participating traditional life insurance policies and limited pay contracts, the discount rate assumption used is corporate A rated forward curve. We use a forward curve based upon a Bloomberg index. The liability is remeasured each quarter with the remeasurement change reported in OCI. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., single A) at contract inception for contracts issued after January 1, 2021. The Company developed an LDTI discount rate methodology used to calculate the LFPB for its traditional insurance liabilities and constructed a discount rate curve that references upper-medium grade (low credit risk) fixed-income instrument yields (i.e. Single-A rated Corporate bond yields) which are meant to reflect the duration characteristics of the corresponding insurance liabilities. The methodology uses observable market data, where available, and uses various estimation techniques in line with fair value guidance (such as interpolation and extrapolation) where data is limited. Discount rates are updated quarterly.
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
The Company recognizes an adjustment in OCI for the additional insurance liabilities for unrealized gains and losses not included when calculating the present value of expected assessments for the benefit ratios.
The Company conducts annual premium deficiency testing except for liability for future policy benefits for non-participating traditional and limited payment contracts. The Company reviews assumptions and determines whether the sum of existing liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid and settlement costs. Anticipated investment income is considered when performing

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
premium deficiency for long duration contracts. The anticipated investment income is projected based on current investment portfolio returns grading to long term reinvestment rates over the projection periods, based on anticipated gross reinvestment spreads, defaults and investment expenses. Premium deficiency reserves are recorded in certain instances where the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of profits followed by losses is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these PFBL using a dynamic approach that changes over time as the projection of future losses change.
Market Risk Benefits
Market risk benefits (“MRBs”) are contracts or contract features that provide protection to the contract holder from other than nominal capital market risk and expose the Company to other than nominal capital market risk. Market risk benefits include contract features that provide minimum guarantees to policyholders and include GMIB, GMDB, GMWB, GMAB, and ROP DB benefits. MRBs are identified and measured at fair value on a seriatim basis using an ascribed fee approach based upon policyholder behavior projections and risk neutral economic scenarios adjusted based on the facts and circumstances of the Company’s product features. The MRB Asset and MRB Liability will be equal to the estimated present value of benefits and risk margins less the estimated present value of ascribed fees. Ascribed fees will consist of the fee needed at policy inception date, under a stochastically generated set of risk-neutral scenarios, so that the present value of claims, including any risk charge, is equal to the present value of the projected attributed fees which will be capped at estimated present value of total policyholder contractual fees. The attributed fee percentage is considered a fixed term of the MRB feature and is held static over the life of the contract. Discount rates are updated quarterly. Changes in fair value are recognized as a remeasurement gain/loss in the Change in market risk benefits and purchased market risk benefits, part of total benefits and other deductions except for the portion of the change in the fair value due to change in the Company’s own credit risk, which is recognized in other than comprehensive income. Additionally, when an annuitization occurs (for annuitization benefits) or upon extinguishment of the account balance (for withdrawal benefits) the balance related to the MRB will be derecognized and the amount deducted (after derecognition of any related amount included in AOCI) shall be used in the calculation of the liability for future policy benefits for the payout annuity. Upon derecognition, any related balance will be removed from AOCI.
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
Capitalized computer software and hosting arrangements, net of accumulated amortization, amounted to $149 million and $162 million as of December 31, 2023 and 2022, respectively. Amortization of capitalized computer software and hosting arrangements in 2023, 2022 and 2021 was $27 million, $0 million and $46 million, respectively, recorded in other operating costs and expenses in the consolidated statements of income (loss).

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
EIMG provides investment management services, to EQAT and 1290 Funds as well as two private investment trusts established in the Cayman Islands, AXA Allocation Funds Trust and AXA Offshore Multimanager Funds Trust (collectively, the “Other AXA Trusts”). The contracts supporting these revenue streams create a distinct, separately identifiable performance obligation for each day the assets are managed for the performance of a series of services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, these investment management, advisory, and administrative service base fees are recorded over time as services are performed and entitle the Company to variable consideration. Base fees, generally calculated as a percentage of AUM, are recognized as revenue at month-end when the transaction price no longer is variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
in these transactions; as such, these revenues and expenses are recorded on a gross basis in the consolidated statements of income (loss).
Other revenues
Also reported as investment management and service fees in the Company’s consolidated statements of income (loss) are other revenues from contracts with customers, primarily consisting of mutual fund reimbursements and other brokerage income.
Other income
Revenues from contracts with customers reported as other income in the Company’s consolidated statements of income (loss) primarily consist of advisory account fees and brokerage commissions from the Company’s broker-dealer operations and sales commissions from the Company’s general agents for the distribution of non-affiliate insurers’ life insurance and annuity products. These revenues are recognized at month-end when constraining factors, such as AUM and product mix, are resolved and the transaction pricing no longer is variable such that the value of consideration can be determined. The change in deposit asset/liability accounts arising from reinsurance agreements which do not expose the reinsurer to a reasonable possibility of significant loss from insurance risk is included in other income.
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
Consolidated VIEs
As of December 31, 2023 and 2022, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in other invested assets and mortgage loans on real estate in the Company’s consolidated balance sheets at December 31, 2023 and 2022 are total assets of $1.1 billion and $410 million, respectively related to these VIEs.
Non-Consolidated VIEs
As of December 31, 2023 and 2022, respectively, the Company held approximately $2.5 billion and $2.3 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as the primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $268.5 billion and $282.3 billion as of December 31, 2023 and 2022, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
value of its investment of $2.5 billion and $2.3 billion and approximately $1.2 billion and $1.3 billion of unfunded commitments as of December 31, 2023 and 2022, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
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
MRB Update
The Company updates its assumptions to reflect emerging experience for withdrawals, mortality and lapse election. This includes actuarial judgement informed by actual experience of how policy holders are expected to use these policies in the future. In addition, as part of the 2021 assumption update, the reference interest rate utilized in our GAAP fair value calculations was updated from the LIBOR swap curve to the US Treasury curve due to the impending cessation of LIBOR and our GAAP fair value liability risk margins. There were no other significant change to the process used to calculate the MRB balances.
LFPB Update
The significant assumptions for the LFPB balances include mortality and lapses for the Company’s Traditional life business. The primary assumption for the payout block of business is mortality. Impacts to expected net premiums and expected future policy benefits due to assumption changes in 2021 can be observed in the liability for future policy benefit rollforward tables.
Additional Liability Update
The significant assumptions for the additional insurance liability balances include mortality, lapses, premium payment pattern, and interest crediting assumption.
Impact of Assumption Updates
The net impact of assumption changes during 2023 decreased other income by $51 million, increased remeasurement of liability for future policy benefits by $36 million, increased policyholders’ benefits by $10 million and decreased change in market risk benefits and purchased market risk benefits by $50 million. This resulted in a decrease in income (loss) from operations, before income taxes of $47 million and a decrease in net income (loss) by $37 million.
The net impact of assumption changes during 2022 increased remeasurement of liability for future policy benefits by $8 million, decreased policyholders’ benefits by $2 million, increased change in market risk benefits and purchased market risk benefits by $206 million and increased interest credited to policyholder’s account balances by $1 million. This resulted in a decrease in income (loss) from operations, before income taxes of $213 million and a decrease in net income (loss) by $168 million.
The net impact of assumption changes during 2021 increased remeasurement of liability for future policy benefits by $37 million, decreased policyholders’ benefits by $30 million, decreased change in market risk benefits and purchased market risk benefits by $414 million, increased interest credited to policyholder’s account balances by $1 million and increased amortization of DAC by $2 million. This resulted in an increase in income (loss) from operations, before income taxes of $404 million and increased net income (loss) by $319 million.
Model Changes
There were no material model changes during 2023, 2022 and 2021.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Out of Period Adjustment
During the year ended December 31, 2023, the Company recorded an out of period adjustment to correct the Treasury Inflation-Protected Securities (TIPS) hedging income. The hedging impact was incorrectly recorded in AOCI. The impact resulted in an increase of $46.4 million, net of taxes in net investment income and a decrease in AOCI. . The impact associated with this correction was not considered material to the financial statements of any previously filed interim or annual periods.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2023 and 2022 was $528 million and $550 million, respectively. There was no accrued interest written off for AFS fixed maturities for the years ended December 31, 2023, 2022 and 2021.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2023
Fixed Maturities:
Corporate (1)	$42,014	$4	$217	$4,960	$37,267
U.S. Treasury, government and agency	5,639	—	2	1,102	4,539
States and political subdivisions	525	—	9	64	470
Foreign governments	689	—	2	110	581
Residential mortgage-backed (2)	1,469	—	3	128	1,344
Asset-backed (3)	8,092	—	20	107	8,005
Commercial mortgage-backed	3,400	—	1	501	2,900
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2023	$61,884	$4	$257	$6,972	$55,165

December 31, 2022:
Fixed Maturities:
Corporate (1)	$46,053	$24	$89	$6,655	$39,463
U.S. Treasury, government and agency	7,049	—	1	1,312	5,738
States and political subdivisions	540	—	7	76	471
Foreign governments	985	—	2	151	836
Residential mortgage-backed (2)	860	—	1	84	777
Asset-backed (3)	8,817	—	3	371	8,449
Commercial mortgage-backed	3,742	—	—	572	3,170
Redeemable preferred stock	41	—	2	—	43
Total at December 31, 2022	$68,087	$24	$105	$9,221	$58,947
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of December 31, 2023 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2023:
Contractual maturities:
Due in one year or less	$1,075	$1,067
Due in years two through five	12,330	11,873
Due in years six through ten	12,868	11,890
Due after ten years	22,590	18,027
Subtotal	48,863	42,857
Residential mortgage-backed	1,469	1,344
Asset-backed	8,092	8,005
Commercial mortgage-backed	3,400	2,900
Redeemable preferred stock	56	59
Total at December 31, 2023	$61,880	$55,165

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Proceeds from sales	$6,471	$11,683	$26,678
Gross gains on sales (1)	$9	$38	$1,141
Gross losses on sales (2)	$(594)	$(668)	$(189)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(67)	$(253)	$(16)
______________
(1)Includes $0 million for the year ended December 31, 2023 of gross gains related to funds withheld assets held by the Company in support of Equitable America’s reinsurance obligations to the Company. These realized gains are included in other investment gains (losses), net.
(2)Includes $153 million for the year ended December 31, 2023, of gross losses related to funds withheld assets held by the Company in support of Equitable America’s reinsurance obligations to the Company. These realized losses are included in other investment gains (losses), net.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, beginning of year	$36	$42	$28
Previously recognized impairments on securities that matured, paid, prepaid or sold	(65)	(261)	(2)
Recognized impairments on securities impaired to fair value this period (1) (2)	50	246	—
Credit losses recognized this period on securities for which credit losses were not previously recognized	15	—	9
Additional credit losses this period on securities previously impaired	12	9	7
Balance, end of year	$48	$36	$42
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
(2)Amounts reflected for the year ended December 31, 2023 represent AFS fixed maturities in an unrealized loss position, which the Company sold in anticipation of the Company’s ordinary dividend to Holdings. Amounts reflected for the year ended December 31, 2022 represent an impairment on AFS Securities of $245 million related to the Global Atlantic Transaction. See Note 12 of the Notes to these Consolidated Financial Statements for additional details on the Global Atlantic Transaction.
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Year Ended December 31, 2023
	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of year	$(9,116)	$—	$21	$420	$(8,675)
Net investment gains (losses) arising during the period	1,753	—	—	—	1,753
Reclassification adjustment:
Included in net income (loss)	652	—	—	—	652
Impact of net unrealized investment gains (losses)	—	—	(8)	987	979
Net unrealized investment gains (losses) excluding credit losses	(6,711)	—	13	1,407	(5,291)
Net unrealized investment gains (losses) with credit losses	(4)	—	—	1	(3)
Balance, end of year	$(6,715)	$—	$13	$1,408	$(5,294)

	Year Ended December 31, 2022
Balance, beginning of year	$4,462	$—	$(703)	$(790)	$2,969
Net investment gains (losses) arising during the period	(14,456)	—	—	—	(14,456)
Reclassification adjustment:
Included in net income (loss)	885	—	—	—	885
Other (1)	—	—	—	(1,489)	(1,489)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Impact of net unrealized investment gains (losses)	—	—	724	2,698	3,422
Net unrealized investment gains (losses) excluding credit losses	(9,109)	—	21	419	(8,669)
Net unrealized investment gains (losses) with credit losses	(7)	—	—	1	(6)
Balance, end of year	$(9,116)	$—	$21	$420	$(8,675)

	Year Ended December 31, 2021
Balance, beginning of year	$8,230	$(466)	$(1,814)	$(1,250)	$4,700
Transition adjustment (2)	—	466	426	—	892
Net investment gains (losses) arising during the period	(2,902)	—	—	—	(2,902)
Reclassification adjustment:
Included in Net income (loss)	(835)	—	—	—	(835)
Other (3)	(31)	—	—	—	(31)
Impact of net unrealized investment gains (losses)	—	—	686	460	1,146
Net unrealized investment gains (losses) excluding credit losses	4,462	—	(702)	(790)	2,970
Net unrealized investment gains (losses) with credit losses	—	—	(1)	—	(1)
Balance, end of year	$4,462	$—	$(703)	$(790)	$2,969
______________
(1)    Reflects a Deferred Tax Asset valuation allowance of $1.5 billion recorded during the fourth quarter of 2022. See Note 16 of the Notes to these Consolidated Financial Statements for additional details.
(2)    Reflects transition adjustment of DAC and Policyholder Liabilities under the adoption of ASU 2018-12 effective January 1, 2021.
(3)    Effective January 1, 2021, certain preferred stock have been reclassified to other equity investments

The following tables disclose the fair values and gross unrealized losses of the 3,986 issues as of December 31, 2023 and the 4,798 issues as of December 31, 2022 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2023
Fixed Maturities:
Corporate	$1,693	$119	$29,617	$4,839	$31,310	$4,958
U.S. Treasury, government and agency	111	2	4,361	1,100	4,472	1,102
States and political subdivisions	10	—	244	64	254	64
Foreign governments	8	1	514	109	522	110
Residential mortgage-backed	74	1	1,030	127	1,104	128
Asset-backed	238	—	5,499	107	5,737	107
Commercial mortgage-backed	62	11	2,796	490	2,858	501
Total at December 31, 2023	$2,196	$134	$44,061	$6,836	$46,257	$6,970

December 31, 2022:
Fixed Maturities:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

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
The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.0% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of December 31, 2023 and 2022 were $360 million and $327 million, respectively, representing 21.9% and 30.4% of the total consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2023 and 2022, respectively, approximately $2.5 billion and $2.9 billion, or 4.1% and 4.3%, of the $61.9 billion and $68.1 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $102 million and $208 million as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, respectively, the $6.8 billion and $5.0 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either December 31, 2023 or December 31, 2022. As of December 31, 2023 and 2022, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2023, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
Beginning in 2023, the Company has entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of December 31, 2023, the estimated fair value of loaned securities was $91 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of December 31, 2023, cash collateral received in the amount of $93 million was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the year ended December 31, 2023.
Mortgage Loans on Real Estate
In September 2023, the Company began investing in residential mortgage loans. Accrued interest receivable on commercial, agricultural and residential mortgage loans as of December 31, 2023 and 2022 was $81 million and $71 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the years ended December 31, 2023 and 2022.
As of December 31, 2023, the Company had one Commercial Mortgage Loan for which foreclosure was probable. That loan has an amortized cost of $108 million and an associated allowance of $54 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of year	$123	$57	$77
Current-period provision for expected credit losses	147	66	(20)
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	147	66	(20)
Balance, end of year	$270	$123	$57

Agricultural mortgages:
Balance, beginning of year	$6	$5	$4
Current-period provision for expected credit losses	—	1	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	—	1	1
Balance, end of year	$6	$6	$5

Residential mortgages:
Balance, beginning of year	$—	$—	$—
Current-period provision for expected credit losses	1	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	1	—	—
Balance, end of year	$1	$—	$—

Total allowance for credit losses	$277	$129	$62

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
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Loan to Value (“LTV”) Ratios (1) (3)

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$191	$164	$129	$35	$—	$1,540	$—	$—	$2,059
50% - 70%	703	1,916	671	750	299	2,319	463	96	7,217
70% - 90%	308	1,197	1,236	523	245	1,384	37	35	4,965
90% plus	—	—	66	54	92	858	—	—	1,070
Total commercial	$1,202	$3,277	$2,102	$1,362	$636	$6,101	$500	$131	$15,311

Agricultural:
0% - 50%	$102	$162	$191	$235	$132	$802	$—	$—	$1,624
50% - 70%	60	146	152	201	58	288	—	—	905
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$162	$308	$343	$436	$190	$1,106	$—	$—	$2,545

Total commercial and agricultural mortgage loans:
0% - 50%	$293	$326	$320	$270	$132	$2,342	$—	$—	$3,683
50% - 70%	763	2,062	823	951	357	2,607	463	96	8,122
70% - 90%	308	1,197	1,236	523	245	1,400	37	35	4,981
90% plus	—	—	66	54	92	858	—	—	1,070
Total commercial and agricultural mortgage loans	$1,364	$3,585	$2,445	$1,798	$826	$7,207	$500	$131	$17,856

Debt Service Coverage (“DSC”) Ratios (2) (3)

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$175	$693	$1,125	$1,135	$249	$3,256	$—	$—	$6,633
1.8x to 2.0x	—	—	182	167	171	662	383	96	1,661

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
1.5x to 1.8x	80	1,060	234	—	162	924	—	—	2,460
1.2x to 1.5x	469	687	457	—	11	838	41	—	2,503
1.0x to 1.2x	470	668	38	—	43	317	76	35	1,647
Less than 1.0x	8	169	66	60	—	104	—	—	407
Total commercial	$1,202	$3,277	$2,102	$1,362	$636	$6,101	$500	$131	$15,311

Agricultural:
Greater than 2.0x	$7	$50	$36	$59	$20	$179	$—	$—	$351
1.8x to 2.0x	18	16	56	33	23	61	—	—	207
1.5x to 1.8x	12	50	31	109	17	193	—	—	412
1.2x to 1.5x	46	111	148	170	98	365	—	—	938
1.0x to 1.2x	47	57	68	57	26	284	—	—	539
Less than 1.0x	32	24	4	8	6	24	—	—	98
Total agricultural	$162	$308	$343	$436	$190	$1,106	$—	$—	$2,545

Total commercial and agricultural mortgage loans:
Greater than 2.0x	$182	$743	$1,161	$1,194	$269	$3,435	$—	$—	$6,984
1.8x to 2.0x	18	16	238	200	194	723	383	96	1,868
1.5x to 1.8x	92	1,110	265	109	179	1,117	—	—	2,872
1.2x to 1.5x	515	798	605	170	109	1,203	41	—	3,441
1.0x to 1.2x	517	725	106	57	69	601	76	35	2,186
Less than 1.0x	40	193	70	68	6	128	—	—	505
Total commercial and agricultural mortgage loans	$1,364	$3,585	$2,445	$1,798	$826	$7,207	$500	$131	$17,856
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Performance indicators: (1)
Performing	$98	$121	$74	$2	$1	$2	$298
Nonperforming	—	—	—	—	—	—	—
Total	$98	$121	$74	$2	$1	$2	$298

(1)The Company began investing in residential mortgages in 2023. Therefore, 2022 comparative information is not applicable.
Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2023:
Mortgage loans:
Commercial	$32	$—	$—	$32	$15,045	$15,077	$234	$15,311	$—	$7
Agricultural	7	5	40	52	2,474	2,526	19	2,545	—	—
Residential	—	—	—	—	298	298	—	298	—	—
Total	$39	$5	$40	$84	$17,817	$17,901	$253	$18,154	$—	$7
December 31, 2022:
Mortgage loans:
Commercial	$56	$—	$—	$56	$13,947	$14,003	$—	$14,003	$—	$—
Agricultural	3	5	13	21	2,553	2,574	16	2,590	—	—
Residential	—	—	—	—	—	—	—	—	—	—
Total	$59	$5	$13	$77	$16,500	$16,577	$16	$16,593	$—	$—
_______________
(1)Amounts presented at amortized cost basis.

As of December 31, 2023 and 2022, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $127 million and $16 million, respectively.
Troubled Debt Restructuring
During 2023, the Company granted modification of interest rates on four commercial mortgage loans, but not to market terms and required management of excess cash. The loans have an amortized cost of $234 million which represents 1.5% of total commercial mortgage loans. Two of the four loans also have term extensions of 17 months to 4 years. The impact to Investment income or gains (losses) as a result of these modifications in 2023 was not material to the financial statements. For the accounting policy pertaining to our TDRs see Note 2 of the Notes to these Consolidated Financial Statements.

During the years ended December 31, 2022 and 2021 the Company identified an immaterial amount of TDRs.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$31	$(109)	$9
Net investment gains (losses) recognized on securities sold during the period	(8)	(36)	(2)
Unrealized and realized gains (losses) on equity securities	$23	$(145)	$7
Trading Securities
As of December 31, 2023 and 2022, respectively, the fair value of the Company’s trading securities was $257 million and $283 million. As of December 31, 2023 and 2022, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $48 million and $38 million.
The breakdown of net investment income (loss) from trading securities was as follows:

Net Investment Income (Loss) from Trading Securities

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$19	$(35)	$(264)
Net investment gains (losses) recognized on securities sold during the period	(5)	(6)	206
Unrealized and realized gains (losses) on trading securities	14	(41)	(58)
Interest and dividend income from trading securities	12	13	92
Net investment income (loss) from trading securities	$26	$(28)	$34
Net Investment Income (Loss)

The following table breaks out net investment income (loss) by asset category:

	Year Ended December 31,
	2023
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$1,936	$828	$2,764
Mortgage loans on real estate	542	261	803
Other equity investments	125	(21)	104
Policy loans	199	—	199
Trading securities	26	—	26
Other investment income	8	22	30
Gross investment income (loss)	2,836	1,090	3,926
Investment expenses	(229)	(96)	(325)
Net investment income (loss)	$2,607	$994	$3,601

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2022
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$2,478	$—	$2,478
Mortgage loans on real estate	586	—	586
Other equity investments	74	—	74
Policy loans	203	—	203
Trading securities	(28)	—	(28)
Other investment income	57	—	57
Gross investment income (loss)	3,370	—	3,370
Investment expenses	(293)	—	(293)
Net investment income (loss)	$3,077	$—	$3,077

	Year Ended December 31,
	2021
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$2,293	$—	$2,293
Mortgage loans on real estate	547	—	547
Other equity investments	525	—	525
Policy loans	209	—	209
Trading securities	34	—	34
Other investment income	47	—	47
Gross investment income (loss)	3,655	—	3,655
Investment expenses	(172)	—	(172)
Net investment income (loss)	$3,483	$—	$3,483
______________
(1)“NI Modco” represents modco arrangement on non-insulated Separate Accounts as part of the Reinsurance Treaty with Equitable America.
Investment Gains (Losses), Net
Investment gains (losses), net including changes in the valuation allowances and credit losses are as follows:

	Year Ended December 31,
	2023
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$(497)	$(155)	$(652)
Mortgage loans on real estate	(59)	(90)	(149)
Other equity investments (1)	—	—	—
Other	1	—	1
Investment gains (losses), net	$(555)	$(245)	$(800)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2022
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$(885)	$—	$(885)
Mortgage loans on real estate	(66)	—	(66)
Other equity investments	—	—	—
Other	(11)	—	(11)
Investment gains (losses), net	$(962)	$—	$(962)

	Year Ended December 31,
	2021
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$834	$—	$834
Mortgage loans on real estate	20	—	20
Other equity investments	—	—	—
Other	(1)	—	(1)
Investment gains (losses), net	$853	$—	$853
_____________
(1)“NI Modco” represents modco arrangement on non-insulated Separate Accounts as part of the Reinsurance Treaty with Equitable America.
For the years ended December 31, 2023, 2022 and 2021, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $1 million, $1 million and $2 million.
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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of these features is accounted for as purchased market risk benefits. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees to CS Life. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the amounts due from reinsurers related to the GMIB with NLG are accounted for as purchased market risk benefits.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
The following table presents the gross notional amount and fair value of the Company’s derivatives:
Derivative Instruments by Category

	December 31, 2023
			Fair Value
	Notional Amount	Notional Amount- FWH and NI Modco	Derivative Assets	Derivative Assets - FWH and NI Modco	Derivative Liabilities	Derivative Liabilities - FWH and NI Modco	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$2,358	$—	$79	$—	$90	$—	$(11)
Interest swaps	952	—	—	—	311	—	(311)
Total: designated for hedge accounting	3,310	—	79	—	401	—	(322)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	2,055	3,429	—	—	—	—	—
Swaps	1,996	12,930	7	45	—	—	52
Options	7,445	41,501	2,169	9,675	524	2,203	9,117
Interest rate contracts:
Futures	1,000	6,572	—	—	—	—	—
Swaps	495	2,381	34	83	1	1	115
Credit contracts:
Credit default swaps	103	—	—	—	2	—	(2)
Currency contracts:
Currency swaps	823	—	—	—	27	—	(27)
Other freestanding contracts:
Margin	—	—	96	231	—	—	327
Collateral	—	—	75	—	8,276	—	(8,201)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	December 31, 2023
			Fair Value
	Notional Amount	Notional Amount- FWH and NI Modco	Derivative Assets	Derivative Assets - FWH and NI Modco	Derivative Liabilities	Derivative Liabilities - FWH and NI Modco	Net Derivatives
	(in millions)
Total: Not designated for hedge accounting	13,917	66,813	2,381	10,034	8,830	2,204	1,381

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2) (5)	—	—	7,140	—	9,081	—	(1,941)
Funds withheld payable (3)	—	—	—	—	100	—	(100)
Modco payable (4)	—	—	(411)	—	—	—	(411)
Total embedded derivatives	—	—	6,729	—	9,181	—	(2,452)

Total derivative instruments	$17,227	$66,813	$9,189	$10,034	$18,412	$2,204	$(1,393)
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):

	Year Ended December 31, 2023					Year Ended December 31, 2022
	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$(4)	$—	$13	$(23)	$(12)	$19	$—	$7	$(4)	$24
Interest swaps	(18)	—	58	—	(40)	(86)	—	—	—	206
Total: designated for hedge accounting	(22)	—	71	(23)	(52)	(67)	—	7	(4)	230
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	(32)	(266)	—	—	—	349	—	—	—	—
Swaps	(797)	(1,187)	—	—	—	2,626	—	—	—	—
Options	2,117	3,321	—	—	—	(2,752)	—	—	—	—
Interest rate contracts:
Futures	(9)	56	—	—	—	(1,645)	—	—	—	—
Swaps	(8)	20	—	—	—	(492)	—	—	—	—
Swaptions	—	—	—	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	(1)	—	—	—	—	8	—	—	—	—
Currency contracts:
Currency swaps	(23)	—	—	—	—	10	—	—	—	—
Currency forwards	—	—	—	—	—	—	—	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	1,247	1,944	—	—	—	(1,896)	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023					Year Ended December 31, 2022
	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Embedded derivatives:
SCS, SIO, MSO and IUL indexed features	(2,357)	—	—	—	—	2,857	—	—	—	—
Funds withheld payable	858	—	—	—	—	—	—	—	—	—
Modco payable	(4,067)	—	—	—	—	—	—	—	—	—
Total embedded derivatives	(5,566)	—	—	—	—	2,857	—	—	—	—

Total derivatives	$(4,341)	$1,944	$71	$(23)	$(52)	$894	$—	$7	$(4)	$230

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2021
	Net Derivatives Gains (Losses) (1) (2)	Net - FWH and NI Modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$(2)	$—	$—	$(45)	$5
Interest swaps	(69)	—	—	—	(87)
Total: designated for hedge accounting	(71)	—	—	(45)	(82)
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	(607)	—	—	—	—
Swaps	(3,608)	—	—	—	—
Options	3,883	—	—	—	—
Interest rate contracts:
Futures	(727)	—	—	—	—
Swaps	(2,316)	—	—	—	—
Swaptions	—	—	—	—	—
Credit contracts:
Credit default swaps	1	—	—	—	—
Currency contracts:
Currency swaps	3	—	—	—	—
Currency forwards	—	—	—	—	—
Other contracts:
Margin	—	—	—	—	—
Collateral	—	—	—	—	—
Total: not designated for hedge accounting	(3,371)	—	—	—	—

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features	(3,760)	—	—	—	—
Funds withheld payable	—	—	—	—	—
Modco payable	—	—	—	—	—
Total embedded derivatives	(3,760)	—	—	—	—

Total derivatives	$(7,202)	$—	$—	$(45)	$(82)
_____________
(1)Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)For the years ended December 31, 2023, 2022 and 2021, investment fees of $18 million, $16 million and $15 million , respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, beginning of year	$22	$(208)	$(126)
Amount recorded in AOCI
Currency swaps	(23)	29	(35)
Interest swaps	(17)	102	(183)
Total amount recorded in AOCI	(40)	131	(218)
Amount reclassified (to) from income to AOCI
Currency swaps (1)	11	(5)	40
Interest swaps (1)	(22)	104	96
Total amount reclassified (to) from income to AOCI	(11)	99	136
Balance, end of period (2)	$(29)	$22	$(208)
______________
(1)    Currency swaps income is reported in net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)     The Company does not estimate the amount of the deferred losses in AOCI at years ended December 31, 2023, 2022 and 2021 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of December 31, 2023 and 2022 are exchange-traded and net settled daily in cash. As of December 31, 2023 and 2022, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $248 million and $222 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $100 million and $103 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $14 million and $16 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2023 and 2022, respectively, the Company held $8.3 billion and $4.5 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $75 million and $142 million as of December 31, 2023 and 2022, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
As of December 31, 2023 and 2022 there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$12,495	$8,326	$4,169	$(3,076)	$1,093
Secured lending	93	—	93	—	93
Other financial assets	1,690	—	1,690	—	1,690
Other invested assets	$14,278	$8,326	$5,952	$(3,076)	$2,876

Liabilities:
Derivative liabilities	$8,359	$8,326	$33	$—	$33
Secured lending	93	—	93	—	93
Other financial liabilities	2,370	—	2,370	—	2,370
Other liabilities	$10,822	$8,326	$2,496	$—	$2,496
______________
(1)Financial instruments sent (held).
As of December 31, 2022

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$8,024	$6,980	$1,044	$(848)	$196
Secured lending	—	—	—	—	—
Other financial assets	1,791	—	1,791	—	1,791
Other invested assets	$9,815	$6,980	$2,835	$(848)	$1,987

Liabilities:
Derivative liabilities	$7,577	$6,980	$597	$—	$597
Secured lending	—	—	—	—	—
Other financial liabilities	2,081	—	2,081	—	2,081
Other liabilities	$9,658	$6,980	$2,678	$—	$2,678
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Summarized financial information for the Company’s Closed Block is as follows:

	December 31,
	2023	2022
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,461	$5,692
Policyholder dividend obligation	—	—
Other liabilities	57	68
Total Closed Block liabilities	5,518	5,760

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,945 and $3,171) (allowance for credit losses of $0 and $0)	2,800	2,948
Mortgage loans on real estate (net of allowance for credit losses of $13 and $4)	1,612	1,645
Policy loans	554	569
Cash and other invested assets	58	—
Other assets	150	187
Total assets designated to the Closed Block	5,174	5,349

Excess of Closed Block liabilities over assets designated to the Closed Block	344	411
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $31 and $47	(115)	(177)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$229	$234

The Company’s Closed Block revenues and expenses were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenues:
Premiums and other income	$115	$125	$144
Net investment income (loss)	209	221	237
Investment gains (losses), net	(8)	(3)	4
Total revenues	316	343	385

Benefits and Other Deductions:
Policyholders’ benefits and dividends	309	330	375
Other operating costs and expenses	—	2	3
Total benefits and other deductions	309	332	378
Net income (loss), before income taxes	7	11	7
Income tax (expense) benefit	(2)	3	(3)
Net income (loss)	$5	$14	$4

6)     DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	December 31,
	2023	2022
	(in millions)
Term	$338	$362
UL	22	20
VUL	182	112
GMxB Core	1,483	1,585
EQUI-VEST Individual	150	156
Investment Edge	150	147
SCS	1,282	1,266
GMxB Legacy	208	213
EQUI-VEST Group	723	711
Momentum	82	89
Closed Block	117	127
Other	22	26
Total	$4,759	$4,814

Annually, or as circumstances warrant, we review the associated decrements assumptions (i.e., mortality and lapse) based on our multi-year average of companies experience with actuarial judgements to reflect other observable industry trends. In addition to DAC, the unearned revenue liability and sales inducement asset (“SIA”) use similar techniques and quarterly update processes for balance amortization.
During the third quarter of 2023, 2022 and 2021, we completed our annual assumption update and the impact to the current period amortization of DAC and DAC like balances due to the new assumptions is immaterial. There were no other material changes to the inputs, judgements or calculation processes used in the DAC calculation this period or year.

Changes in the DAC asset were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	Term	UL	VUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)	Total
	(in millions)
Balance, beginning of year	$362	$20	$112	$1,585	$156	$147	$1,266	$213	$711	$89	$127	$4,788
Capitalization	15	3	78	52	11	21	223	26	73	10	—	512
Amortization (2)	(39)	(1)	(8)	(138)	(12)	(14)	(194)	(24)	(42)	(17)	(10)	(499)
Recovery of acquisition cost (3)	—	—	—	(16)	(5)	(4)	(13)	(7)	(19)	—	—	(64)
Balance, end of year	$338	$22	$182	$1,483	$150	$150	$1,282	$208	$723	$82	$117	$4,737
______________
(1)    “CB” defined as Closed Block
(2)     DAC amortization of $4 million related to Other not reflected in table above.
(3)     Related to the Internal Reinsurance Transaction and is recorded in other income.

	Year Ended December 31, 2022
	Term	UL	VUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB	Total
	(in millions)
Balance, beginning of year	$385	$14	$50	$1,639	$156	$121	$1,070	$209	$678	$94	$138	$4,554
Capitalization	18	7	67	82	12	39	365	27	74	14	—	705
Amortization (1)	(41)	(1)	(5)	(136)	(12)	(13)	(169)	(23)	(41)	(19)	(11)	(471)
Balance, end of year	$362	$20	$112	$1,585	$156	$147	$1,266	$213	$711	$89	$127	$4,788
______________
(1) DAC amortization of $2 million related to Other not reflected in table above.

Changes in the sales inducement assets were as follows:

	Year Ended December 31,
	2023		2022
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of year	$137	$200	$147	$222
Capitalization	1	—	2	—
Amortization	(12)	(21)	(12)	(22)
Balance, end of year	$126	$179	$137	$200

Changes in the unearned revenue liability were as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2023		2022
	UL	VUL	UL	VUL
	(in millions)
Balance, beginning of year	$95	$525	$80	$501
Capitalization	18	61	21	56
Amortization	(6)	(35)	(6)	(32)
Recovery of unearned revenue	(2)	—	—	—
Balance, end of year	$105	$551	$95	$525

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of December 31, 2023 and 2022, no assets or liabilities were required to be measured at fair value on a non-recurring basis.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of December 31, 2023

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$35,197	$2,070	$37,267
U.S. Treasury, government and agency	—	4,539	—	4,539
States and political subdivisions	—	443	27	470
Foreign governments	—	581	—	581
Residential mortgage-backed (2)	—	1,344	—	1,344
Asset-backed (3)	—	7,981	24	8,005
Commercial mortgage-backed	—	2,894	6	2,900
Redeemable preferred stock	—	59	—	59
Total fixed maturities, AFS	—	53,038	2,127	55,165
Other equity investments	150	445	54	649
Trading securities	207	50	—	257
Other invested assets:
Short-term investments	—	414	—	414
Assets of consolidated VIEs/VOEs	—	—	3	3
Swaps	—	(180)	—	(180)
Credit default swaps	—	(2)	—	(2)
Options	—	9,117	—	9,117
Total other invested assets	—	9,349	3	9,352
Cash equivalents	1,917	616	—	2,533
Purchased market risk benefits	—	—	16,729	16,729
Assets for market risk benefits	—	—	574	574
Separate Accounts assets (4)	118,353	2,617	—	120,970
Modco payable (5)	—	—	(411)	(411)
SCS, SIO, MSO and IUL indexed features’ asset	—	7,140	—	7,140
Total Assets	$120,627	$73,255	$19,076	$212,958

Liabilities:
SCS, SIO, MSO and IUL indexed features’ liability (6)	—	9,081	—	9,081
Liabilities for market risk benefits	—	—	14,570	14,570
Funds withheld payable (7)	—	—	100	100
Total Liabilities	$—	$9,081	$14,670	$23,751
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of December 31, 2023 the fair value of such investments was $371 million.
(5)Reflected in Amounts due from reinsurers.
(6)SCS embedded derivative asset is recorded as a modco receivable. This is presented net in the consolidated balance sheets.
(7)As discussed in Note 2, the funds withheld payable is created through a funds withheld and modified coinsurance arrangements where the investments supporting the reinsurance agreement are withheld by and continue to reside on the Company’s consolidated balance

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
sheet. This embedded derivative is valued as a total return swap with references to the fair value of the invested assets held by the Company, which are primarily available for sale securities..

Fair Value Measurements as of December 31, 2022

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$37,360	$2,103	$39,463
U.S. Treasury, government and agency	—	5,738	—	5,738
States and political subdivisions	—	442	29	471
Foreign governments	—	836	—	836
Residential mortgage-backed (2)	—	777	—	777
Asset-backed (3)	—	8,449	—	8,449
Commercial mortgage-backed	—	3,138	32	3,170
Redeemable preferred stock	—	43	—	43
Total fixed maturities, AFS	—	56,783	2,164	58,947
Other equity investments	137	478	12	627
Trading securities	160	123	—	283
Other invested assets:
Short-term investments	—	485	—	485
Assets of consolidated VIEs/VOEs	—	—	5	5
Swaps	—	(416)	—	(416)
Credit default swaps	—	(2)	—	(2)
Options	—	4,153	—	4,153
Total other invested assets	—	4,220	5	4,225
Cash equivalents	397	258	—	655
Purchased market risk benefits	—	—	10,490	10,490
Assets for market risk benefits	—	—	478	478
Separate Accounts assets (4)	108,378	2,429	1	110,808
Modco payable	—	—	—	—
Total Assets	$109,072	$64,291	$13,150	$186,513

Liabilities:
SCS, SIO, MSO and IUL indexed features’ liability (5)	—	4,077	—	4,077
Liabilities for market risk benefits	—	—	15,751	15,751
Funds withheld payable	—	—	—	—
Total Liabilities	$—	$4,077	$15,751	$19,828
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
The market risk benefits fair value will be equal to the present value of benefits less the present value of ascribed fees. Considerable judgment is utilized by management in determining the assumptions used in determining present value of benefits and ascribed fees related to lapse rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, annuitization rates and mortality (collectively, the significant MRB assumptions).
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $1.3 billion and $1.1 billion as of December 31, 2023 and 2022, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2023, fixed maturities with fair values of $352 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $11 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 22.1% of total consolidated equity as of December 31, 2023.
During the year ended December 31, 2022, fixed maturities with fair values of $121 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $168 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 26.9% of total consolidated equity as of December 31, 2022.
The tables below present reconciliations for all Level 3 assets and liabilities and changes in unrealized gains (losses). Not included below are the changes in balances related to market risk benefits and purchased market risk benefits level 3 assets and liabilities, which are included in Note 9 of the Notes to these Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of year	$2,103	$29	$—	$32
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	6	—	—	—
Investment gains (losses), net	(17)	—	—	—
Subtotal	(11)	—	—	—
Other comprehensive income (loss)	50	—	—	(1)
Purchases	514	—	24	2
Sales	(272)	(2)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	11	—	—	—
Transfers out of Level 3 (1)	(325)	—	—	(27)
Balance, end of year	$2,070	$27	$24	$6
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$4	$—	$—	$(1)
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2023 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Year Ended December 31, 2023
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
	(in millions)
Balance, beginning of year	$17	$1	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(2)	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	(2)	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	43	—	—	—
Sales	—	—	—	—
Change in fair value of funds withheld assets	—	—	100	(411)
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	(1)	—	—
Balance, end of year	$57	$—	$100	$(411)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(2)	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

	Year Ended December 31, 2022
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of year	$1,493	$35	$8	$20
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	5	—	—	—
Investment gains (losses), net	(5)	—	—	—
Subtotal	—	—	—	—
Other comprehensive income (loss)	(157)	(5)	—	(2)
Purchases	1,093	—	—	14
Sales	(379)	(1)	(2)	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	168	—	—	—
Transfers out of Level 3 (1)	(115)	—	(6)	—
Balance, end of year	$2,103	$29	$—	$32
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(154)	$(5)	$—	$(2)
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2022 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Year Ended December 31, 2022
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
(2)For instruments held as of December 31, 2022, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

	Year Ended December 31, 2021
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of year	$1,687	$39	$20	$—
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	5	—	—	—
Investment gains (losses), net	(16)	—	—	—
Subtotal	(11)	—	—	—
Other comprehensive income (loss)	34	(2)	—	—
Purchases	937	—	6	20
Sales	(468)	(2)	(18)	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	27	—	—	—
Transfers out of Level 3 (1)	(713)	—	—	—
Balance, end of year	$1,493	$35	$8	$20
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$28	$(2)	$—	$—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2021 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Year Ended December 31, 2021
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
	(in millions)
Balance, beginning of period	$15	$1	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	2	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	2	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	1	1	—	—
Sales	(1)	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	(4)	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	(1)	—	—
Balance, end of period	$13	$1	$—	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$2	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2021, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Carrying Value of Financial Instruments Not Otherwise Disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements
The carrying values and fair values for financial instruments not otherwise disclosed in Note 3 and Note 4 of the Notes to these Consolidated Financial Statements were as follows:
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2023:
Mortgage loans on real estate	$17,877	$—	$—	$16,174	$16,174
Policy loans	$3,667	$—	$—	$3,961	$3,961
Loans to affiliates	$1,900	$—	$1,790	$—	$1,790
Policyholders’ liabilities: Investment contracts	$1,554	$—	$—	$1,526	$1,526
Funds withheld payable	$10,503	$—	$—	$10,503	$10,503
Modco payable (1)	$29,912	$—	$—	$29,912	$29,912
FHLB funding agreements	$7,618	$—	$7,567	$—	$7,567
FABN funding agreements	$6,267	$—	$5,840	$—	$5,840
Funding agreement-backed commercial paper (FABCP)	$939	$—	$948	$—	$948
Separate Accounts liabilities	$10,343	$—	$—	$10,343	$10,343

December 31, 2022:
Mortgage loans on real estate	$16,464	$—	$—	$14,675	$14,675
Policy loans	$3,563	$—	$—	$3,850	$3,850
Loans to affiliates	$1,900	$—	$1,755	$—	$1,755
Policyholders’ liabilities: Investment contracts	$1,801	$—	$—	$1,645	$1,645
Funds withheld payable	$—	$—	$—	$—	$—
Modco payable	$—	$—	$—	$—	$—
FHLB funding agreements	$8,505	$—	$8,390	$—	$8,390
FABN funding agreements	$7,095	$—	$6,384	$—	$6,384
Separate Accounts liabilities	$10,236	$—	$—	$10,236	$10,236
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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

Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2023

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$330	Matrix pricing model	Spread over benchmark	20 bps - 747 bps	187 bps
	979	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	3.3x - 29.0x 0.0% - 22.8% 0.8x - 10.0x 3.4% - 61.0%	13.6x 3.9% 6.3x 13.8%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
Other equity investments	2	Discounted Cash Flow	Earnings multiple	6.5x - 6.2x	6.0x
Purchased MRB asset (1) (2) (4)	16,729	Discounted cash flow	Lapse rates Withdrawal rates GMIB utilization rates Non-performance risk Volatility rates - equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.21% - 29.37% 0.00% - 14.97% 0.04% - 100.00% 23 bps - 97 bps 11% - 28% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	2.75% 0.55% 5.51% 35 bps 23% 2.87% (same for all ages) (same for all ages)
Liabilities: (5)
Direct MRB (1) (2) (3) (4)	$13,996	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	118 bps 0.21% - 29.37% 0.00% - 14.97% 0.04% - 100.00% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	118 bps 3.03% 0.64% 5.44% 2.63% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $14.6 billion of MRB liabilities and $574 million of MRB assets.
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
Notes to Consolidated Financial Statements, Continued

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
Excluded from the tables above as of December 31, 2023 and 2022, respectively, are approximately $873 million and $736 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of December 31, 2023 and 2022, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of December 31, 2023 and 2022, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS

The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	December 31, 2023	December 31, 2022
	(in millions)
Reconciliation
Term	$1,341	$1,359
Payout - Non-Legacy	844	828
Payout - Legacy	3,620	2,689
Group Pension - Benefit Reserve & DPL	490	523
Health	1,505	1,560
UL	1,220	1,119
Subtotal	9,020	8,078
Whole Life Closed Block and Open Block products	5,463	5,687
Other (1)	657	608
Future policyholder benefits total	15,140	14,373
Other policyholder funds and dividends payable	1,433	1,562
Total	$16,573	$15,935
______________
(1)Primarily consists of future policy benefits related to Assumed Life and Disability, Group Life Run off, Variable Interest Sensitive Life rider and Major Medical products.

The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Year Ended December 31, 2023					Year Ended December 31, 2022
	Term	Payout - Non-Legacy	Payout-Legacy	Group Pension	Health	Term	Payout-Non-Legacy	Payout-Legacy	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums

Balance, beginning of year	$2,090	$—	$—	$—	$(6)	$2,472	$—	$—	$—	$22
Beginning balance at original discount rate	2,069	—	—	—	(6)	1,854	—	—	—	19
Effect of changes in cash flow assumptions	47	—	—	—	(6)	204	—	—	—	(10)
Effect of actual variances from expected experience	(36)	—	—	—	(12)	30	—	—	—	(16)
Adjusted beginning of period balance	2,080	—	—	—	(24)	2,088	—	—	—	(7)
Issuances	64	—	—	—	—	76	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023					Year Ended December 31, 2022
	Term	Payout - Non-Legacy	Payout-Legacy	Group Pension	Health	Term	Payout-Non-Legacy	Payout-Legacy	Group Pension	Health
	(in millions)
Interest accrual	100	—	—	—	(1)	97	—	—	—	—
Net premiums collected	(194)	—	—	—	3	(192)	—	—	—	1
Ending Balance at original discount rate	2,051	—	—	—	(22)	2,069	—	—	—	(6)
Effect of changes in discount rate assumptions	74	—	—	—	1	21	—	—	—	—
Balance, end of year	$2,125	$—	$—	$—	$(21)	$2,090	$—	$—	$—	$(6)

Present Value of Expected Future Policy Benefits

Balance, beginning of period	$3,449	$828	$2,689	$523	$1,554	$4,274	$1,114	$2,547	$683	$2,092
Beginning balance of original discount rate	3,376	845	3,024	583	1,795	3,225	883	2,400	632	1,915
Effect of changes in cash flow assumptions	59	—	—	—	(6)	221	(2)	(2)	—	(5)
Effect of actual variances from expected experience	(43)	—	(3)	—	(22)	30	(1)	(3)	1	(13)
Adjusted beginning of period balance	3,392	845	3,021	583	1,767	3,476	880	2,395	633	1,897
Issuances	70	47	996	—	—	83	23	758	—	—
Interest accrual	166	39	88	19	57	166	40	63	21	61
Benefits payments	(311)	(91)	(265)	(66)	(152)	(349)	(98)	(192)	(71)	(163)
Ending balance at original discount rate	3,317	840	3,840	536	1,672	3,376	845	3,024	583	1,795
Effect of changes in discount rate assumptions	149	4	(220)	(46)	(188)	73	(17)	(335)	(60)	(241)
Balance, end of period	$3,466	$844	$3,620	$490	$1,484	$3,449	$828	$2,689	$523	$1,554

Net liability for future policy benefits	$1,341	$844	$3,620	$490	$1,505	$1,359	$828	$2,689	$523	$1,560
Less: Reinsurance recoverable	(210)	(29)	(1,309)	—	(1,191)	(209)	—	(466)	1	(1,242)
Net liability for future policy benefits, after reinsurance recoverable	$1,131	$815	$2,311	$490	$314	$1,150	$828	$2,223	$524	$318

Weighted-average duration of liability for future policyholder benefits (years)	7.0	9.3	7.7	7.1	8.7	7.0	9.5	8.1	7.2	8.7
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	December 31, 2023	December 31, 2022
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,860	$6,002

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	December 31, 2023	December 31, 2022
	(in millions)
Expected future gross premiums (undiscounted)	6,956	7,245
Expected future benefit payments and expenses (discounted)	3,466	3,449
Expected future gross premiums (discounted)	3,862	3,883

Payout-Legacy
Expected future benefit payments and expenses (undiscounted)	5,204	3,947
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	3,538	2,607
Expected future gross premiums (discounted)	—	—

Payout-Non-Legacy
Expected future benefit payments and expenses (undiscounted)	1,426	1,460
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	812	801
Expected future gross premiums (discounted)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	668	730
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	471	563
Expected future gross premiums (discounted)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,318	2,510
Expected future gross premiums (undiscounted)	85	99
Expected future benefit payments and expenses (discounted)	1,468	1,533
Expected future gross premiums (discounted)	$68	$78

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	Gross Premium			Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$349	$229	$239	$67	$70	$75
Payout - Legacy	220	101	106	109	63	$60
Payout - Non-Legacy	46	21	19	39	40	40
Group Pension	—	—	—	20	21	23
Health	15	9	10	58	61	64
Total	$630	$360	$374	$293	$255	$262

The following table provides the weighted average interest rates for the liability for future policy benefits:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2023	2022

Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.7%
Current discount rate	4.8%	5.1%
Payout - Legacy
Interest accretion rate	4.0%	3.4%
Current discount rate	4.9%	5.0%
Payout - Non-Legacy
Interest accretion rate	5.0%	4.9%
Current discount rate	4.9%	5.2%
Group Pension
Interest accretion rate	3.3%	3.4%
Current discount rate	4.8%	5.1%
Health
Interest accretion rate	3.4%	3.3%
Current discount rate	4.9%	5.2%

The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Year Ended December 31,
	2023	2022
	UL
	(Dollars in millions)
Balance, beginning of period	$1,120	$1,082
Beginning balance before AOCI adjustments	1,135	1,076
Effect of changes in interest rate and cash flow assumptions and model changes	21	8
Effect of actual variances from expected	10	25
Adjusted beginning of period balance	1,166	1,109
Interest accrual	52	49
Net assessments collected	69	68
Benefit payments	(57)	(91)
Ending balance before shadow reserve adjustments	1,230	1,135
Effect of reserve adjustment recorded in AOCI	(10)	(15)
Balance, end of year	$1,220	$1,120

Net liability for additional liability	$1,220	$1,120
Less: Reinsurance recoverable	(946)	(562)
Net liability for additional liability, after reinsurance recoverable	$274	$558

Weighted-average duration of additional liability - death benefit (years)	19.9	22.0

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	Assessments			Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$670	$666	$850	$51	$49	$45
Total	$670	$666	$850	$51	$49	$45

	Year Ended December 31,
	2023	2022	2021

Weighted Average Interest Rate
UL	4.5%	4.5%	4.5%
Interest accretion rate	4.5%	4.5%	4.5%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for market risk benefits for the GMxB benefits on deferred variable annuities:

	Year Ended December 31, 2023
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy (4)	Net GMxB Legacy
	(Dollars in millions)
Balance, beginning of year	$539	$—	$539	$14,699	$(10,492)	$4,207
Beginning balance before changes in the instrument specific credit risk	538	—	538	15,314	(10,438)	4,876
Model changes and effect of changes in cash flow assumptions	5	(42)	(37)	(19)	(16)	(35)
Actual market movement effect	(466)	229	(237)	(1,847)	1,464	(383)
Interest accrual	72	(25)	47	770	(762)	8
Attributed fees accrued (1)	397	(273)	124	843	(538)	305
Benefit payments	(47)	34	(13)	(1,354)	1,175	(179)
Actual policyholder behavior different from expected behavior	16	(13)	3	(14)	(12)	(26)
Changes in future economic assumptions	(191)	118	(73)	(673)	426	(247)
Issuances (2)	—	(1,294)	(1,294)	—	(6,842)	(6,842)
Ending balance before changes in the instrument-specific credit risk	324	(1,266)	(942)	13,020	(15,543)	(2,523)
Changes in the instrument-specific credit risk (3)	254	86	340	390	24	414
Balance, end of year	$578	$(1,180)	$(602)	$13,410	$(15,519)	$(2,109)

Weighted-average age of policyholders (years)	64.5	64.9	N/A	73.0	73.3	N/A
Net amount at risk	$2,991	$2,933	N/A	$21,136	$20,737	N/A
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Issuances are related to the Reinsurance Treaty with Equitable America. See Note 1 of the Notes to these Consolidated Financial Statements.
(3)Changes are recorded in OCI.
(4)Purchased MRB is the impact of non-affiliated reinsurance and affiliated reinsurance with Equitable America. Effective April 1, 2023, the Company recorded $8.2 billion of Purchased MRB as result of the Reinsurance Treaty. See Note 1 and Note 12 for additional information.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2022				2021
	GMxB Core	GMxB Legacy	Purchased MRB Legacy (3)	Net GMxB Legacy	GMxB Core	GMxB Legacy	Purchased MRB Legacy (3)	Net Legacy
	(Dollars in millions)
Balance, beginning of year	$1,061	$20,236	$(14,293)	$5,943	$2,143	$24,405	$(3,131)	$21,274
Beginning balance before changes in the instrument specific credit risk	666	19,719	(14,287)	5,432	$1,639	23,944	(3,136)	20,808
Model changes and effect of changes in cash flow assumptions	(5)	317	(137)	180	(279)	(196)	73	(123)
Actual market movement effect	1,060	3,402	(1,278)	2,124	(715)	(2,968)	767	(2,201)
Interest accrual	37	731	(493)	238	7	196	(124)	72
Attributed fees accrued (1)	395	882	(298)	584	386	917	(196)	721
Benefit payments	(36)	(1,179)	669	(510)	(14)	(901)	350	(551)
Actual policyholder behavior different from expected behavior	19	142	(103)	39	40	78	34	112
Changes in future economic assumptions	(1,596)	(8,700)	5,489	(3,211)	(397)	(1,351)	(907)	(2,258)
Issuances	(2)	—	—	—	(1)	—	(11,148)	(11,148)
Ending balance before changes in the instrument-specific credit risk	538	15,314	(10,438)	4,876	$666	19,719	(14,287)	5,432
Changes in the instrument-specific credit risk (2)	1	(615)	(54)	(669)	395	517	(6)	511
Balance, end of year	$539	$14,699	$(10,492)	$4,207	$1,061	$20,236	$(14,293)	$5,943

Weighted-average age of policyholders (years)	63.6	72.6	72.1	N/A	62.6	72.0	71.5	N/A
Net amount at risk (4)	$3,517	$22,631	$11,755	N/A	$1,115	$15,901	$9,055	N/A
_______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.
(3)    Purchased MRB is the impact of non-affiliated reinsurance.
(4) GMxB legacy and Purchased MRB prior period amounts have been revised for errors deemed immaterial to previously issued financial statements.

The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk benefit amounts in the consolidated balance sheets:

	Year Ended December 31,
	2023					2022
	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total
	(in millions)
GMxB Core	$(410)	$988	$578	$(1,180)	$(602)	$(375)	$914	$539	$—	$539
GMxB Legacy	(103)	13,513	13,410	(15,519)	(2,109)	(51)	14,749	14,698	(10,493)	4,205
Other (1)	(61)	69	8	(30)	(22)	(52)	88	36	3	39
Total	$(574)	$14,570	$13,996	$(16,729)	$(2,733)	$(478)	$15,751	$15,273	$(10,490)	$4,783
______________
(1)    Other primarily includes Individual EQUI-VEST MRB.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	Year Ended December 31,
	2023	2022
	(in millions)
Policyholders’ account balance reconciliation
UL	$5,202	$5,341
VUL	4,145	4,253
GMxB Legacy	618	688
GMxB Core	(5)	42
SCS	40,649	35,460
EQUI-VEST Individual	2,322	2,652
EQUI-VEST Group	11,563	12,046
Momentum	608	703
Other (1)	2,995	2,916
Balance (exclusive of Funding Agreements)	68,097	64,101
Funding Agreements	14,893	15,641
Balance, end of year	$82,990	$79,742
_______________
(1) Primarily reflects products, IR Payout, IR Other, Investment Edge, Association, Indexed Universal Life, Group Pension and Closed Block.

The following tables summarize the balances and changes in policyholder’s account balances:

	Year Ended December 31, 2023
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of year	$5,341	$4,253	$688	$42	$35,460	$2,652	$12,046	$703
Issuances	—	—	—	—	—	—	—	—
Premiums received	698	114	98	43	9	37	626	70
Policy charges	(761)	(217)	9	3	(8)	—	(4)	(1)
Surrenders and withdrawals	(79)	(44)	(97)	(33)	(2,853)	(378)	(1,704)	(153)
Benefit payments	(219)	(112)	(103)	(2)	(249)	(70)	(71)	(4)
Net transfers from (to) separate account	—	(33)	(4)	(62)	2,569	6	272	(21)
Interest credited (2)	222	184	27	4	5,721	72	387	14
Other	—	—	—	—	—	3	11	—
Balance, end of year	$5,202	$4,145	$618	$(5)	$40,649	$2,322	$11,563	$608

Weighted-average crediting rate	3.77%	3.75%	2.71%	1.29%	N/A	2.84%	2.66%	2.33%
Net amount at risk (3)	$35,490	$83,050	$21,136	$2,991	$1	$109	$10	$—
Cash surrender value	$3,423	$2,644	$572	$216	$37,816	$2,315	$11,506	$609

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of year	$5,462	$4,193	$746	$99	$33,443	$2,784	$11,952	$705
Issuances	—	—	—	—	—	—	—	—
Premiums received	730	143	72	134	2	46	610	79
Policy charges	(789)	(210)	6	(19)	—	(1)	(5)	—
Surrenders and withdrawals	(86)	(12)	(72)	(30)	(2,452)	(225)	(995)	(148)
Benefit payments	(200)	(85)	(99)	(2)	(209)	(59)	(70)	(2)
Net transfers from (to) separate account	—	75	5	(146)	7,229	28	303	54
Interest credited (2)	224	149	30	6	(2,553)	79	251	15
Other	—	—	—	—	—	—	—	—
Balance, end of year	$5,341	$4,253	$688	$42	$35,460	$2,652	$12,046	$703

Weighted-average crediting rate	3.62%	3.86%	1.80%	1.05%	1.12%	2.85%	3.00%	2.02%
Net amount at risk (3)	$37,555	$85,086	$22,631	$3,517	$92	$143	$138	$—
Cash surrender value	$3,483	$2,838	$980	$264	$31,856	$2,645	$11,961	$702

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
The following tables present the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

December 31, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
UL	0% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	61	69	462	430	1,022
	Greater than 2.50%	3,515	627	—	—	4,142
	Total	$3,576	$696	$462	$436	$5,170

VUL	0% - 1.50%	$8	$9	$18	$6	$41
	1.51% - 2.50%	34	408	28	—	470
	Greater than 2.50%	3,259	—	—	—	3,259
	Total	$3,301	$417	$46	$6	$3,770

GMxB Legacy	0% - 1.50%	$75	$16	$—	$—	$91
	1.51% - 2.50%	21	—	—	—	21
	Greater than 2.50%	461	—	—	—	461
	Total	$557	$16	$—	$—	$573

GMxB Core	0% - 1.50%	$13	$187	$—	$—	$200
	1.51% - 2.50%	13	—	—	—	13
	Greater than 2.50%	7	—	—	—	7
	Total	$33	$187	$—	$—	$220

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

December 31, 2023
Product (1)	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
EQUI-VEST Individual	0% - 1.50%	$49	$218	$—	$—	$267
	1.51% - 2.50%	43	—	—	—	43
	Greater than 2.50%	2,011	—	—	—	2,011
	Total	$2,103	$218	$—	$—	$2,321

EQUI-VEST Group	0% - 1.50%	$773	$2,338	$36	$315	$3,462
	1.51% - 2.50%	$345	$—	$—	$—	$345
	Greater than 2.50%	6,610	—	—	—	6,610
	Total	$7,728	$2,338	$36	$315	$10,417

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Momentum	0% - 1.50%	$—	$12	$330	$53	$395
	1.51% - 2.50%	138	1	—	—	139
	Greater than 2.50%	68	—	5	—	73
	Total	$206	$13	$335	$53	$607

December 31, 2022
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
UL	0% - 1.50%	$—	$—	$5	$1	$6
	1.51% - 2.50%	181	197	605	47	1,030
	Greater than 2.50%	3,615	657	—	—	4,272
	Total	$3,796	$854	$610	$48	$5,308

VUL	0% - 1.50%	$12	$9	$5	$1	$27
	1.51% - 2.50%	411	42	—	—	453
	Greater than 2.50%	3,441	—	—	—	3,441
	Total	$3,864	$51	$5	$1	$3,921

GMxB Legacy	0% - 1.50%	$386	$—	$—	$—	$386
	1.51% - 2.50%	560	—	—	—	560
	Greater than 2.50%	35	—	—	—	35
	Total	$981	$—	$—	$—	$981

GMxB Core	0% - 1.50%	$257	$—	$—	$—	$257
	1.51% - 2.50%	14	—	—	—	14
	Greater than 2.50%	—	—	—	—	—
	Total	$271	$—	$—	$—	$271

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

December 31, 2022
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
EQUI-VEST Individual	0% - 1.50%	$345	$—	$—	$—	$345
	1.51% - 2.50%	46	—	—	—	46
	Greater than 2.50%	2,199	—	62	—	2,261
	Total	$2,590	$—	$62	$—	$2,652

EQUI-VEST Group	0% - 1.50%	$109	$5	$366	$3,112	$3,592
	1.51% - 2.50%	11	2	889	—	902
	Greater than 2.50%	6,949	21	330	—	7,300
	Total	$7,069	$28	$1,585	$3,112	$11,794

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Momentum	0% - 1.50%	$15	$301	$122	$7	$445
	1.51% - 2.50%	178	1	—	—	179
	Greater than 2.50%	73	—	5	—	78
	Total	$266	$302	$127	$7	$702

Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	Year Ended December 31,
	2023	2022
	(in millions)
Separate Account Reconciliation
VUL	13,694	$11,535
GMxB Legacy	33,793	32,616
GMxB Core	27,664	27,017
EQUI-VEST Individual	4,584	4,162
Investment Edge	4,048	3,772
EQUI-VEST Group	26,960	22,393
Momentum	4,421	3,884
Other (1)	6,333	6,100
Total	$121,497	$111,479
_____________
(1)Primarily reflects Corporate and Other products and Employer Sponsored products including Association and Other.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following tables present the balances of and changes in Separate Account liabilities:

	Year Ended December 31, 2023
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of year	$11,535	$32,616	$27,017	$4,162	$3,772	$22,393	$3,884
Premiums and deposits	788	219	472	93	332	2,174	644
Policy charges	(429)	(656)	(473)	(2)	—	(18)	(21)
Surrenders and withdrawals	(512)	(2,826)	(2,566)	(428)	(406)	(1,750)	(820)
Benefit payments	(61)	(728)	(219)	(57)	(39)	(55)	(13)
Investment performance (1)	2,340	5,164	3,371	818	528	4,463	726
Net transfers from (to) general account	33	4	62	(6)	(139)	(272)	21
Other charges (2)	—	—	—	4	—	25	—
Balance, end of year	$13,694	$33,793	$27,664	$4,584	$4,048	$26,960	$4,421

Cash surrender value	$13,682	$33,512	$26,980	$4,549	$3,972	$26,683	$4,414
______________
(1)Investment performance is reflected net of M&E fees.
(2)For the year ended December 31, 2023, EQUI-VEST Individual and EQUI-VEST Group amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial Life Insurance Company and the Securities & Exchange Commission.

	Year Ended December 31, 2022
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of year	$14,574	$44,912	$34,973	$5,584	$4,287	$27,509	$4,975
Premiums and deposits	757	240	943	124	1,002	2,104	668
Policy charges	(423)	(682)	(482)	(2)	(1)	(17)	(20)
Surrenders and withdrawals	(380)	(2,824)	(2,303)	(328)	(327)	(1,359)	(753)
Benefit payments	(102)	(702)	(215)	(52)	(34)	(60)	(14)
Investment performance (1)	(2,816)	(8,323)	(6,045)	(1,136)	(733)	(5,481)	(918)
Net transfers from (to) general account	(75)	(5)	146	(28)	(422)	(303)	(54)
Balance, end of year	$11,535	$32,616	$27,017	$4,162	$3,772	$22,393	$3,884

Cash surrender value	$11,555	$32,320	$26,195	$4,129	$3,679	$22,163	$3,879
______________
(1) Investment performance is reflected net of M&E fees.
The following tables present the aggregate fair value of Separate Account assets by major asset category:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	December 31, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$48	$1	$21	$6	$76
Common Stock	65	34	447	1,667	2,213
Mutual Funds	13,557	70,815	32,780	677	117,829
Bonds and Notes	91	4	1	1,283	1,379
Total	$13,761	$70,854	$33,249	$3,633	$121,497

	December 31, 2022
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$58	$1	$17	$8	$84
Common Stock	41	32	430	1,686	2,189
Mutual Funds	11,402	68,220	27,639	760	108,021
Bonds and Notes	119	3	1	1,062	1,185
Total	$11,620	$68,256	$28,087	$3,516	$111,479

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
11)    LEASES
The Company’s operating leases primarily consist of real estate leases for office space. The Company also has operating leases for various types of office furniture and equipment. For certain equipment leases, the Company applies a portfolio approach to effectively account for the RoU operating lease assets and liabilities. For lease agreements for which the lease term or classification was reassessed after the occurrence of a change in the lease terms or a modification of the lease that did not result in a separate contract, the Company elected to combine the lease and related non-lease components for its operating leases; however, the non-lease components associated with the Company’s operating leases are primarily variable in nature and as such are not included in the determination of the RoU operating lease asset and lease liability, but are recognized in the period in which the obligation for those payments is incurred.
The Company’s operating leases may include options to extend or terminate the lease, which are not included in the determination of the RoU operating asset or lease liability unless they are reasonably certain to be exercised. The Company’s operating leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases. The Company typically does not include its renewal options in its lease terms for calculating its RoU operating lease asset and lease liability as the renewal options allow the Company to maintain operational flexibility and the Company is not reasonably certain it will exercise these renewal options until close to the initial end date of the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As the Company’s operating leases do not provide an implicit rate, the Company’s incremental borrowing rate, based on the information available at the lease commencement date, is used in determining the present value of lease payments.
The Company primarily subleases floor space within its New Jersey and New York lease properties to various third parties. The lease term for these subleases typically corresponds to the original lease term.
Balance Sheet Classification of Operating Lease Assets and Liabilities

		December 31,
	Balance Sheet Line Item	2023	2022
		(in millions)
Assets
Operating lease assets	Other assets	$192	$148
Liabilities
Operating lease liabilities	Other liabilities	$210	$190

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The table below summarizes the components of lease costs for the years ended December 31, 2023, 2022 and 2021.
Lease Costs

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating lease cost	$61	$77	$73
Variable operating lease cost	15	12	10
Sublease income	(19)	(19)	(18)
Net lease cost	$57	$70	$65

Maturities of lease liabilities as of December 31, 2023 are as follows:
Maturities of Lease Liabilities

December 31, 2023
(in millions)
Operating Leases:
2024	$43
2025	39
2026	35
2027	30
2028	27
Thereafter	92
Total lease payments	266
Less: Interest	(56)
Present value of lease liabilities	$210

Equitable Financial signed a 15-year lease which commenced in 2023, relating to approximately 89,000 square feet of space in New York City. Additionally, during December 2021, Equitable Financial amended its Syracuse office lease. The amendment included extending for an additional 5-year period, commencing January 1, 2024, approximately 143,000 square feet of space in Syracuse, NY.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.
Weighted Averages - Remaining Operating Lease Term and Discount Rate

	December 31,
	2023	2022
Weighted-average remaining operating lease term	8 years	4 years
Weighted-average discount rate for operating leases	4.30%	3.00%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83	$92	$94
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$92	$7	$26

12)    REINSURANCE
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
The following table summarizes the effect of reinsurance. The impact of the reinsurance transaction described below results in an increase in reinsurance ceded:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Direct charges and fee income	$2,708	$2,876	$3,125
Reinsurance assumed	13	—	—
Reinsurance ceded - Equitable America	(1,015)	—	—
Reinsurance ceded - third party	(611)	(651)	(563)
Policy charges and fee income	$1,095	$2,225	$2,562

Direct premiums	$820	$764	$762
Reinsurance assumed	175	180	181
Reinsurance ceded - Equitable America	(174)	—	—
Reinsurance ceded - third party	(234)	(219)	(193)
Premiums	$587	$725	$750

Direct policyholders’ benefits	$2,763	$2,800	$2,817
Reinsurance assumed	158	180	217
Reinsurance ceded - Equitable America	(528)	—	—
Reinsurance ceded - third party	(612)	(653)	(627)
Policyholders’ benefits	$1,781	$2,327	$2,407

Direct Interest credited to policyholders’ account balances	$1,963	$1,338	$1,117
Reinsurance assumed	—	—	—
Reinsurance ceded - Equitable America	(471)	—	—
Reinsurance ceded - third party	(108)	(29)	(2)
Interest credited to policyholders’ account balances	$1,384	$1,309	$1,115
Ceded Reinsurance
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains on a per life basis up to $25 million for single lives and $30 million for joint lives with the

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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

There is a diverse pool of assets supporting the funds withheld and NI modco arrangement with Equitable America. The following table summarizes the composition of the pool of assets:

	December 31, 2023
	Carrying Value	Fair Value
	(in millions)
Fixed maturities	$24,725	$24,725
Mortgage loans on real estate	8,405	7,409
Policy loans	248	250
Other equity investments	238	238
Other invested assets	8,256	8,257
Total assets supporting funds withheld	$41,872	$40,879
______________
(1)Other invested assets includes derivatives and cash and cash equivalents.

The impact of the funds withheld and NI modco arrangement with Equitable America was as follows:

Year Ended December 31, 2023
(in millions)
Net derivative gains (losses):
Freestanding derivatives	$1,944
Embedded derivatives	(3,209)
Net derivative gains (losses)	(1,265)
Net investment income (loss)	994
Investment gains (losses), net	(245)
Income (loss) from continuing operations, before income taxes	(516)
Income tax (expense) benefit	108
Net income (loss)	(408)

Change in unrealized gains (losses), net of income taxes	240
Comprehensive income (loss)	$(168)
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
The following table summarizes the ceded purchased market risk benefits, internal reinsurance recoverable and third-party recoverables including amount due to reinsurance and assumed reserves:

	December 31,
	2023	2022
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits	$16,729	$10,490
Reinsurance recoverables related to insurance contracts	20,636	7,131
Related party - Equitable America (1)	13,492	—
Third parties	7,144	7,131
Top reinsurers:
First Allmerica-GAF	3,605	4,005
Venerable Insurance and Annuity Company (A- KBRA (IFRS) rating)	1,057	543
Ceded group health reserves	14	14
Amount due to reinsurers	216	282
Top reinsurers:
First Allmerica-GAF	73	147
Assumed Reinsurance:
Reinsurance assumed reserves	731	701
______________
(1)Includes ceded PAB on NI Modco portion of the Reinsurance Treaty of $33.4 billion offset by $(30.3) billion of modco payable for the same portion of the Reinsurance Treaty.

13)    RELATED PARTY TRANSACTIONS
Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.
Cost Sharing and General Service Agreements
Equitable Financial has a general services agreement with Holdings whereby Equitable Financial will benefit from the services received by Holdings and its affiliates. The general services agreement with Holdings replaces existing cost-sharing and general service agreements with various affiliates. Equitable Financial continues to provide services to Holdings and various Affiliates under a separate existing general services agreement with Holdings. Costs allocated to the Company from Holdings totaled $57 million, $75 million and $30 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are allocated based on cost center tracking of expenses. The cost centers are approved annually and are updated based on business area needs throughout the year.
Equitable Financial term insurance contracts outside of New York that allow policyholders to convert their policies into permanent life insurance contracts are fulfilled by Equitable America upon conversion. As part of fulfillment Equitable America takes on additional mortality risks, and accordingly is compensated for the expected adverse mortality cost and additional expenses incurred in fulfilling Equitable Financial’s term conversion obligations. Under this agreement that commenced in 2022, Equitable Financial paid Equitable America $24 million and $22 million during the years ended December 31, 2023 and 2022.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Investment Management and Service Fees and Expenses
EIMG, a subsidiary of Equitable Financial, provides investment management services to EQAT, 1290 Funds and other trusts, all of which are considered related parties. Investment management and service fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenue received or accrued for:
Investment management and administrative services provided to EQAT and 1290 Funds (1)	$692	$708	$757
_____________
(1)For year ended 2021, amounts included fees received from Other AXA Trusts of $3 million.

On June 22, 2021, Holdings completed the formation of EIM LLC, a wholly owned indirect subsidiary of Holdings. Effective August 1, 2021, following the formation of EIM LLC, EIMG terminated, and EIM LLC entered into, certain administrative agreements with separate accounts held by the Company. In addition, on October 1, 2021, the Company entered into an investment advisory and management agreement in which EIM LLC became the investment manager for the Company’s general account portfolio. The Company recorded investment management fee expense from EIM LLC of $185 million and $92 million for the years ended December 31, 2023 and 2022, respectively.
AB provides investment management and related services to various funds held by the Company. The Company recorded investment management fee expense from AB of $46 million, $44 million, and $102 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Distribution Revenue and Expenses with Affiliates
Equitable Distributors receives commissions and fee revenue from Equitable America for sales of its insurance products. The commissions and fees earned from Equitable America are based on the various selling agreements.

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenue received or accrued for:
Amounts received or accrued for commissions and fees earned for sale of Equitable America’s insurance products	$332	$82	$38

Equitable Financial pays commissions and fees to Equitable Distribution Holding Corporation and its subsidiaries (“Equitable Distribution”) for sales of insurance products. The commissions and fees paid to Equitable Distribution are based on various selling agreements.

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Expenses paid or accrued for:
Paid or accrued commission and fee expenses for sale of insurance products by Equitable Network	$612	$718	$712
Insurance-Related Transactions with Affiliates
The reinsurance arrangements with EQ AZ Life Re provide important capital management benefits to Equitable Financial. As of December 31,2023 and 2022, the Company’s GMIB reinsurance contract asset with EQ AZ Life Re had carrying values of $0 and $77 million and is reported in GMIB contract reinsurance asset, at fair value in the consolidated balance sheets. Ceded premiums and policy fee income in 2023, 2022 and 2021 totaled approximately $51 million, $48 million and $48 million, respectively. Ceded claims paid in 2023, 2022 and 2021 were $63 million, $105 million and $93 million, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Investments in Unconsolidated Equity Interests in Affiliates
AB VIEs
As of December 31, 2023 and 2022, respectively, the Company held approximately $326 million and $331 million of invested assets in the form of equity interests issued in non-corporate legal entities that were determined by the Company to be VIEs, as further described in Note 2 of the Notes to these Consolidated Financial Statements. These legal entities are related parties of Equitable Financial. The Company reflects these equity interests in the consolidated balance sheets as other equity investments. The net assets of these unconsolidated VIEs are approximately $2.6 billion and $771 million as of December 31, 2023 and 2022, respectively. The Company also has approximately $37 million and $74 million of unfunded commitments as of December 31, 2023 and 2022, respectively with these legal entities.
Loans Issued to Holdings
In June 2021, Equitable Life made a $1.0 billion 10-year term loan to Holdings. The loan has an interest rate of 3.23% and matures in June 2031. As of December 31, 2023 and 2022, the amount outstanding was $1.0 billion.
In November 2019, Equitable Financial made a $900 million loan to Holdings. The loan has an interest rate of one-month LIBOR plus 1.33%. The loan matures on November 24, 2024. As of December 31, 2023 and 2022, the amount outstanding was $900 million.
14)    EMPLOYEE BENEFIT PLANS
Equitable Financial sponsors the following employee benefit plans:
401(k) Plan
Equitable Financial sponsors the Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for a company contribution, a company matching contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $38 million, $17 million and $29 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The Equitable Financial QP is not governed by a collective-bargaining agreement and is not under a financial improvement plan or a rehabilitation plan. For the years ended December 31, 2023, 2022 and 2021, (income)/expenses related to the plan were $(23) million, $(25) million and $(12) million, respectively.
The following table presents the funded status of the plan:

	December 31,
	2023	2022
	(in millions)
Equitable Retirement Plan
Total plan assets	$1,796	$1,801
Accumulated benefit obligation	$1,584	$1,614

Funded status	113.4%	111.6%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Other Benefit Plans
Equitable Financial also sponsors a non-qualified retirement plan, a medical and life retiree plan, a post-employment plan and deferred compensation plan. The expenses related to these plans were $39 million, $22 million and $23 million for the years ended December 31, 2023, 2022 and 2021, respectively.
15)    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for years ended December 31, 2023, 2022 and 2021 for share-based payment arrangements as further described herein are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Performance Shares	$12	$25	$12
Stock Options	—	1	—
Restricted Stock Unit Awards	31	35	27
Total Compensation Expenses	$43	$61	$39

Income Tax Benefit	$5	$12	$8
Since 2018, Holdings has granted equity awards under the Equitable Holdings, Inc. 2018 Omnibus Incentive Plan and the Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (together the “Omnibus Plans”) which were adopted by Holdings on April 25, 2018 and February 28, 2019 respectively. Awards under the Omnibus Plans are linked to Holdings’ common stock. As of December 31, 2023, the common stock reserved and available for issuance under the Omnibus Plans was 18 million shares. Holdings may issue new shares or use common stock held in treasury for awards linked to Holdings’ common stock.
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
For awards with graded vesting schedules and service-only vesting conditions, including Holdings RSUs and other forms of share-based payment awards, Holdings applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2023, 2022 and 2021 grants were considered immaterial in the recognition of compensation cost.
Annual Awards
Each year, the Compensation Committee of the Holdings’ Board of Directors approves an equity-based award program with awards under the program granted at its regularly scheduled meeting in February. Annual awards under Holdings’ equity programs for 2023, 2022 and 2021 consisted of a mix of equity vehicles including Holdings RSUs, Holdings stock options and Holdings performance shares. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs and performance shares will accrue dividend equivalents in the form of additional Holdings RSUs or performance shares to be settled or forfeited consistent with the terms of the related award.
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
Holdings Stock Options

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Summary of Stock Option Activity
A summary of activity in the AXA and Holdings option plans during 2023 as follows:

	Options Outstanding
	EQH Shares		AXA Ordinary Shares
	Number Outstanding (In 000’s)	Weighted Average Exercise Price	Number Outstanding (In 000’s)	Weighted Average Exercise Price
Options Outstanding at January 1, 2023	1,590	$21.72	559	€22.92
Options granted	—	—	—	—
Options exercised	(155)	20.17	(232)	23.49
Options forfeited, net	—	—	—	—
Options expired	—	—	—	—
Options Outstanding at December 31, 2023	1,435	$21.92	327	€22.52
Aggregate intrinsic value (1)		$16,333		€2,283
Weighted average remaining contractual term (in years)	5.57		3.26
Options Exercisable at December 31, 2023	1,435	$21.92	297	€22.61
Aggregate intrinsic value (1)		$16,333		€2,041
Weighted average remaining contractual term (in years)	5.57		3.11

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
____________
(1)Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2023 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher than market prices, intrinsic value is shown as zero.
During years ended December 31, 2023, 2022, and 2021, there were no stock options granted.
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
As of December 31, 2023, approximately 2.2 million Holdings RSUs awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $26 million and is expected to be recognized over a weighted-average period of 1.6 years.
The following table summarizes Holdings restricted share units activity for 2023.

	Shares of Holdings Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, beginning of year	1,944,969	$29.78
Granted	1,120,750	32.23
Forfeited	(105,186)	31.47
Vested	(743,313)	26.98
Unvested as of December 31, 2023	2,217,220	$32.34
Summary of Performance Award Activity
As of December 31, 2023, approximately 1.1 million Holdings remain unvested. Unrecognized compensation cost related to these awards totaled approximately $8 million and is expected to be recognized over a weighted-average period of 1.6 years.
The following table summarizes Holdings performance awards activity for 2023.

	Shares of Holdings Performance Awards	Weighted-Average Grant Date Fair Value
Unvested, beginning of year	1,071,369	$32.98
Granted	350,303	39.07
Forfeited	(1,263)	29.00
Vested	(361,081)	29.08
Unvested as of December 31, 2023	1,059,328	$36.32

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
16)    INCOME TAXES
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$(31)	$32	$11
Deferred (expense) benefit	1,261	(420)	(203)
Total	$1,230	$(388)	$(192)
The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21%. The sources of the difference and their tax effects are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Expected income tax (expense) benefit	$226	$(417)	$(273)
Non-taxable investment income	62	50	79
Tax audit interest	(22)	(13)	(14)
Tax credits	12	17	28
Deferred tax adjustment	—	(21)	—
Valuation Allowance	963	—	—
Other	(11)	(4)	(12)
Income tax (expense) benefit	$1,230	$(388)	$(192)
The components of the net deferred income taxes are as follows:

	December 31,
	2023		2022
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$62	$—	$62	$—
Net operating loss and credits	1,455	—	505	—
Reserves and reinsurance	314	—	986	—
DAC	—	797	—	789
Unrealized investment gains (losses)	1,412	—	1,910	—
Investments	872	—	451	—
Other	50	—	108	—
Valuation allowance	(217)	—	(1,489)	—
Total	$3,948	$797	$2,533	$789
During the fourth quarter of 2022, the Company established a valuation allowance of $1.5 billion against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. Due to the potential need for liquidity in a macro stress environment the Company was not able to assert that it would hold the underlying securities to recovery. Adjustments to the valuation allowance due to changes in the portfolio’s unrealized capital loss are recorded in other comprehensive income. Adjustments to the valuation allowance due to new facts or evidence are recorded in net income.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the year ended December 31, 2023, management took actions to increase its available liquidity so that the Company has the ability and intent to hold the majority of securities in its

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
available for sale portfolio to recovery.For liquidity and other purposes, the Company maintains a smaller pool of securities that it does not intend to hold to recovery. Based on all available evidence, as of December 31, 2023 the Company concluded that the deferred tax asset related to unrealized tax capital losses on securities that the Company intends to hold to recovery is more-likely-than-not to be realized and a valuation allowance is not necessary.The company maintains a valuation allowance against the deferred tax asset on available for sale securities that will not be held to recovery.

For the year ended December 31, 2023, the Company recorded a decrease to the valuation allowance of $310 million in other comprehensive income. For the year ended December 31, 2023, the Company recorded a decrease to the valuation allowance of $963 million in net income. A valuation allowance of $217 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
The Company has Federal net operating loss carryforwards of $6.2 billion and $2.3 billion for the years ending December 31, 2023 and 2022, respectively which do not expire.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance at January 1,	$295	$295	$281
Additions for tax positions of prior years	7	—	17
Reductions for tax positions of prior years	—	—	(3)
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Balance at December 31,	$302	$295	$295

Unrecognized tax benefits that, if recognized, would impact the effective rate	$43	$43	$43
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits as of December 31, 2023 and 2022 were $83 million and $61 million, respectively. For 2023, 2022 and 2021, respectively, there were $23 million, $13 million and $14 million in interest expense (benefit) related to unrecognized tax benefits.
It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2023, tax years 2014 and subsequent remain subject to examination by the IRS.
17)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances of AOCI were as follows:

	December 31,	December 31,
	2023	2022
	(in millions)
Unrealized gains (losses) on investments	$(6,363)	$(8,873)
Market risk benefits - instrument-specific credit risk component	(764)	665
Liability for future policy benefits - current discount rate component	194	357
Defined benefit pension plans	(5)	(4)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$(6,938)	$(7,855)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

The components of OCI, net of taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period (1)	$1,692	$(12,915)	$(2,293)
(Gains) losses reclassified into net income (loss) during the period (2)	515	700	(686)
Net unrealized gains (losses) on investments (1)	2,207	(12,215)	(2,979)
Adjustments for policyholders’ liabilities, insurance liability loss recognition and other	(32)	755	476
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $186 , $(1,162)and $(665))	2,175	(11,460)	(2,503)
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - change in instrument-specific credit risk (net of deferred income tax expense (benefit) of $(300), $331, and $13)	(1,129)	1,247	51
Liability for future policy benefits - change in current discount rate (net of deferred income tax expense (benefit) of $(34), $277 and $71 )	(128)	1,042	267
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost (3)	(1)	—	—
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0,$0 and $0)	(1)	—	—
Other comprehensive income (loss) attributable to Equitable Financial	917	(9,171)	(2,185)
Cumulative effect of adoption of ASU 2018-02, Long Duration Targeted Improvements (net of deferred income tax expense (benefit) of $—, $—, $(291)	$—	—	$(1,094)
Change in accumulated other comprehensive income (loss) attributable to Equitable Financial	$917	$(9,171)	$(3,279)
______________
(1)For 2022, unrealized gains (losses) arising during the period is presented net of a valuation allowance of $1.5 billion established during the fourth quarter of 2022. The Company established the valuation allowance against its deferred tax assets related to unrealized capital losses in the available for sale securities portfolio.A valuation allowance of $217 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized. See Note 16 of the Notes to these Consolidated Financial Statements for details on the valuation allowance.
(2)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $137 million, $186 million, and $182 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)These AOCI components are included in the computation of net periodic costs. See Note 14 of the Notes to these Consolidated Financial Statements.
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
18)    COMMITMENTS AND CONTINGENT LIABILITIES
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2023, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $150 million.
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
In February 2016, a lawsuit was filed in the Southern District of New York entitled Brach Family Foundation, Inc. v. AXA Equitable Life Insurance Company. This lawsuit is a putative class action brought on behalf of all owners of UL policies subject to Equitable Financial’s COI rate increase. In early 2016, Equitable Financial raised COI rates for certain UL policies issued between 2004 and 2008, which had both issue ages 70 and above and a current face value amount of $1 million and above. A second putative class action was filed in the District of Arizona in 2017 and consolidated with the Brach matter in federal court in New York. The consolidated amended class action complaint alleged the following claims: breach of contract; misrepresentations in violation of Section 4226 of the New York Insurance Law; violations of New York General Business Law Section 349; and violations of the California Unfair Competition Law, and the California Elder Abuse Statute. Plaintiffs sought: (a) compensatory damages, costs, and, pre- and post-judgment interest; (b) with respect to their claim concerning Section 4226, a penalty in the amount of premiums paid by the plaintiffs and the putative class; and (c) injunctive relief and attorneys’ fees in connection with their statutory claims. In August 2020, the federal district court issued a decision certifying nationwide breach of contract and Section 4226 classes, and a New York State Section 349 class. Owners of a substantial number of policies opted out of the Brach class action. Most have settled pre-litigation, but a minority of opt-out policies are not yet the subject of litigation. Others filed suit previously, including three pending individual federal actions that were coordinated with the Brach action and contained similar allegations. In May 2023, the Brach class action and Equitable Financial informed the federal district court that they had mutually agreed to settle the class action, and in October 2023, the federal district court entered an order of final approval of the settlement agreement. Equitable Financial is fully accrued for the class settlement, which will have no impact on earnings or distributable cash projections. In October 2023, Equitable Financial and the three plaintiffs with individual federal actions coordinated with the Brach

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
action informed the court that they had reached a settlement, and those actions were dismissed. Equitable Financial is likewise fully accrued for those individual settlements, which will have no impact on earnings or distributable cash projections. Equitable Financial has settled other actual and threatened litigations challenging the COI increase by individual policy owners and entities.
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
FHLB
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $357 million and pledged collateral with a carrying value of $10.3 billion as of December 31, 2023.
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
Change in FHLB Funding Agreements during the Year Ended December 31, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at December 31, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,130	$59,957	$(60,843)	$924	$—	$6,168
Long-term funding agreements:
Due in years two through five	1,679	—	—	(880)	—	799
Due in more than five years	692	—	—	(44)	—	648
Total long-term funding agreements	2,371	—	—	(924)	—	1,447
Total funding agreements (1)	$8,501	$59,957	$(60,843)	$—	$—	$7,615
____________
(1)The $3 million and $4 million difference between the funding agreements carrying value shown in fair value table for December 31, 2023 and 2022, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
FABN

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of December 31, 2023, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Year Ended December 31, 2023

	Outstanding Balance at December 31, 2022	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at December 31, 2023
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,500	$—	$(1,500)	$1,000	$—	$—	$1,000
Long-term funding agreements:
Due in years two through five	4,000	671	—	(1,000)	1,285	28	4,984
Due in more than five years	1,585	—	—	—	(1,285)	—	300
Total long-term funding agreements	5,585	671	—	(1,000)	—	28	5,284
Total funding agreements (1)	$7,085	$671	$(1,500)	$—	$—	$28	$6,284
______________
(1)The $17 million and $66 million difference between the funding agreements notional value shown and carrying value table as of December 31, 2023 and 2022, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
FABCP Program
In May 2023, the Company established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with the Company pursuant to a funding agreement issued by the Company to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $3.0 billion. The Company had $948 million outstanding as of December 31, 2023.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of December 31, 2023, these arrangements include commitments by the Company to provide equity financing of $1.2 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of December 31, 2023. The Company had $751 million of commitments under existing mortgage loan agreements as of December 31, 2023.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

19)    INSURANCE STATUTORY FINANCIAL INFORMATION

For 2023, 2022 and 2021, respectively, Equitable Financial’s statutory net income (loss) totaled $(1.7) billion, $134 million and $(865) million. Statutory surplus, Capital stock and AVR totaled $2.8 billion and $6.6 billion as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, Equitable Financial, in accordance with various government and state regulations, had $5 million and $5 million, respectively, of securities on deposit with such government or state agencies.
In 2023 and 2022, Equitable Financial paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $1.7 billion and $930 million, respectively. Equitable Financial did not pay ordinary dividends during 2021 due to operating losses.
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
Applying the formulas above, Equitable Financial is not permitted to pay an Ordinary Dividend in 2024.
Intercompany Reinsurance
The company receives statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re holds assets in an irrevocable trust (the “EQ AZ Life Re Trust”). As of December 31, 2023, EQ AZ Life Re holds $1.3 billion of assets in the EQ AZ Life Re Trust and letters of credit of $2.0 billion that are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the EQ AZ Life Re Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact EQ AZ Life Re’s liquidity.
Prescribed and Permitted Accounting Practices
As of December 31, 2023, the following three prescribed and permitted practices resulted in surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $64 million in

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
statutory special surplus funds as of December 31, 2023. The Reinsurance Treaty reduced the amount of interest rate hedging needed going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $251 million in statutory surplus as of December 31, 2023 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of December 31, 2023, given the prevailing market conditions and business mix, there are $241 million Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”).
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $1.9 billion in statutory surplus as of December 31, 2023.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
20)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the following table:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Balance, beginning of period	$21	$28	$41
Net earnings (loss) attributable to redeemable noncontrolling interests	1	(3)	—
Purchase/change of redeemable noncontrolling interests	2	(4)	(13)
Balance, end of period	$24	$21	$28

21)    REVENUES FROM EXTERNAL CUSTOMERS
Revenue from external customers, by product, is shown in the table that follows:

	Year Ended December 31,
	2023 (2)	2022	2021
	(in millions)
Individual Variable Annuity Products
Premiums	$176	$123	$126
Fees (1)	1,003	1,792	2,364
Others	118	87	72
Total	$1,297	$2,002	$2,562

Employer- Sponsored
Premiums	$—	$—	$—
Fees	434	506	611
Others	19	25	5
Total	$453	$531	$616

Life Insurance Products
Premiums	$530	$545	$566
Fees	1,354	1,375	1,417
Others	—	10	7
Total	$1,884	$1,930	$1,990

Employee Benefit Products
Premiums	$46	$46	$40
Fees	—	—	—
Others	2	8	—
Total	$48	$54	$40

Other
Premiums	$8	$11	$18
Fees	8	12	16
Others	2	1	10
Total	$18	$24	$44

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
______________
(1) Excludes the amortization/capitalization of unearned revenue liability of $(38) million, $(38) million and $(13) million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2) Excludes reinsurance ceded to Equitable America.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
SCHEDULE I

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2023

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$5,639	$4,539	$4,539
State, municipalities and political subdivisions	525	470	470
Foreign governments	689	581	581
Public utilities	5,836	5,092	5,092
All other corporate bonds	36,178	32,175	32,175
Residential mortgage-backed	1,469	1,344	1,344
Asset-backed	8,092	8,005	8,005
Commercial mortgage-backed	3,400	2,900	2,900
Redeemable preferred stocks	56	59	59
Total fixed maturities, AFS	61,884	55,165	55,165
Mortgage loans on real estate (2)	17,856	16,174	17,877
Policy loans	3,667	3,961	3,667
Other equity investments	3,042	3,162	3,162
Trading securities	246	257	257
Other invested assets	5,952	5,952	5,952
Total Investments	$92,647	$84,671	$86,080
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
SCHEDULE IV

REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2023
Life insurance in-force	$374,695	$184,482	$30,706	$220,919	13.9%

Premiums:
Life insurance and annuities	$771	$390	$167	$548	30.5%
Accident and health	49	18	8	39	20.5%
Total premiums	$820	$408	$175	$587	29.8%

2022
Life insurance in-force	$379,949	$156,088	$31,337	$255,197	12.3%

Premiums:
Life insurance and annuities	$712	$200	$172	$684	25.1%
Accident and health	52	19	8	41	19.5%
Total premiums	$764	$219	$180	$725	24.8%

2021
Life insurance in-force	$388,520	$164,782	$31,971	$255,710	12.5%

Premiums:
Life insurance and annuities	$709	$170	$173	$712	24.3%
Accident and health	53	23	8	38	21.1%
Total premiums	$762	$193	$181	$750	24.1%
______________
(1)Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Due to the material weakness discussed below, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As required by Rule 13a-15 under the Exchange Act, management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on management’s evaluation, because of the material weakness described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We did not timely design and implement effective controls over the Internal Reinsurance Treaty. Specifically, controls were not adequately designed or implemented to ensure the completeness and accuracy of the recording of the transaction in accordance with the contractual terms of the Internal Reinsurance Treaty. We have concluded that the deficiency constituted a material weakness in internal controls over financial reporting. As of December 31, 2023, this material weakness could have resulted in a misstatement of the reinsurance related balances or disclosures that would have resulted in a material misstatement to our annual or interim consolidated financial statements that would not have been prevented or detected.

The material weakness described above did not result in a material misstatement to the Company’s previously issued consolidated financial statements, nor in the consolidated financial statements included in this Annual Report, but did result in immaterial errors to the interim periods ended September 30, 2023 and June 30, 2023. Until remediated, there is a reasonable possibility that this material weakness could result in a material misstatement of the Company’s consolidated financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has not been audited by an independent public accounting firm as it is not required by the Securities and Exchange Act of 1934.
Remediation Efforts to Address the Material Weakness
Management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, has taken actions toward the remediation of the material weakness in internal control over financial reporting, including designing and implementing new controls to capture the completeness and accuracy of the Internal Reinsurance Treaty contractual terms. The material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness is not remediated as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
Except as noted above with respect to our remediation efforts, there were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2023, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 9B.
OTHER INFORMATION
Insider trading arrangements
During the three months ended December 31, 2023, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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
Omitted pursuant to General Instruction I to Form 10-K.

Part III, Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I to Form 10-K.

Part III, Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) serves as the principal external auditing firm for our parent company. Subsidiaries, including Equitable Financial, are allocated PwC fees attributable to services rendered by PwC to each subsidiary. PwC fees allocated to Equitable Financial along with a description of the services rendered by PwC to Equitable Financial are detailed below for the periods indicated.

	Year Ended December 31,
	2023	2022
	(in millions)
Principal Accounting Fees and Services:
Audit fees	$2	$3
Audit-related fees	3	5
Tax fees	—	—
All other fees	—	—
Total	$5	$8

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
All services provided by PwC in 2023 were pre-approved in accordance with the procedures described above.

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

Assets under administration (“AUA”)
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
•“AI” means artificial intelligence
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
•“Broker-Dealers” means collectively, Equitable Advisors, Equitable Distributors, SCB LLC and AllianceBernstein Investments, Inc.
•“CCPA” means California Consumer Privacy Act
•“CDS” means credit default swaps
•“CEA” means Commodity Exchange Act
•“CECL” means current expected credit losses
•“CFTC” means U.S. Commodity Futures Trading Commission
•“CISO” means Chief Information Security Officer
•“CLO” means collateralized loan obligation
•Code” means the internal Revenue Code of 1986
•“COI” means cost of insurance
•“COLI” means corporate owned life insurance
•“Company” means Equitable Financial and its subsidiaries

•“COSO framework” means Committee of Sponsoring Organizations of the Treadway Commission
•“COVID-19” means coronavirus disease of 2019
•“CPPA” California Privacy Rights Agency
•“CPRA” California Privacy Rights Act
•“CRPs” means Credit Rating Providers
•“CSA” means credit support annex
•“Cybersecurity Final Rule” means the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule
•“DCO” means designated clearing organization
•“DI” means disability income
•“Dodd-Frank Act” means Dodd-Frank Wall Street Reform and Consumer Protection Act
•“DOL” means U.S. Department of Labor
•“DPL” means deferred profit liability
•“DSC” means debt service coverage
•“DTI” means debt to income
•“EAFE” means European, Australasia, and Far East
•“EBITDA” means earnings before interest, taxes, depreciation and amortization
•“ECDIS” means external customer data and information sources
•“EDP” means electronic data processing
•“EIM LLC” means Equitable Investment Management Group, LLC, a Delaware limited liability company and a wholly-owned indirect subsidiary of Holdings.
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
•“Equitable Distribution” means Equitable Distribution Holding Corporation, a Delaware corporation and its subsidiaries
•“Equitable Distributors” means Equitable Distributors, LLC, a Delaware limited liability company, our wholesale broker/dealer for our retirement and protection businesses and a wholly-owned indirect subsidiary of Holdings.
•“Equitable Financial” means Equitable Financial Life Insurance Company, a New York corporation, a life insurance company and a wholly-owned subsidiary of EFS.
•“Equitable Financial QP” means Equitable Retirement Plan
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
•“FHLB” means Federal Home Loan Bank
•“FINRA” means Financial Industry Regulatory Authority, Inc.
•“FIO” means Federal Insurance Office
•“FSOC” means Financial Stability Oversight Council
•“FTSE” means Financial Times Stock Exchange
•“GAIA” means general account investment portfolio
•“GCC” means group capital calculation
•“Generative AI” means generative artificial intelligence
•“GIO” means guaranteed interest option
•“Holdings” means Equitable Holdings, Inc.

•“IFRS” means International Financial Reporting Standards
•“IMR” means interest maintenance reserve
•“Investment Advisers Act” means Investment Advisers Act of 1940, as amended
•“IRS” means Internal Revenue Service
•“ISDA Master Agreement” means International Swaps and Derivatives Association Master Agreement
•“IT” means information technology
•“IUS” means Investments Under Surveillance
•“K-12 education market” means individuals in the kindergarten, primary and secondary education market
•“KBRA” means Kroll Bond Rating Agency
•“LDTI” means long duration targeted improvements
•“LFPB” means liability for future policy benefits
•“LGD” means loss given default
•“LIBOR” means London Interbank Offered Rate
•“Liquidity Stress Test” means a liquidity stress-testing framework
•“LTV” means loan-to-value
•“Manual” means Accounting Practices and Procedures Manual as established by the NAIC
•“MD&A” means Management’s Discussion and Analysis of Financial Condition and Results of Operations
•“Model 674” means Consumer Privacy Protections and Model Law
•“MRBs” means market risk benefits
•“MSCI” means Morgan Stanley Capital International
•“MSO” means Market Stabilizer Option
•“NAIC” means National Association of Insurance Commissioners
•“NAIC SAP” means the NAIC Accounting Practices and Procedures manual
•“NAR” means net amount at risk
•“NAV” means net asset value
•“NASAA” means North American Securities Administrators Association
•“NFA” means National Futures Association
•“NGEs” means non-guaranteed elements
•“NI” means non-insulated
•NIST CSF” means National Institute of Standards and Technology Framework Cyber Security Framework
•“NLG” means no-lapse guarantee
•“NMS” means National Market System
•NY Cybersecurity Regulation” means Cybersecurity Requirements for Financial Services Companies
•“NYDFS” means New York State Department of Financial Services
•“NYS” means New York State
•“OCI” means other comprehensive income
•“ORSA” means Own Risk and Solvency Assessment Model Act
•“OTC” means over-the-counter
•“PD” means probability of default
•“PDR” means premium deficiency reserve
•“PFBL” means profits followed by losses
•“PPWG” means Privacy Protections Working Group
•“Prudential Regulators” means collectively, SEC, CFTC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency
•“PwC” means PricewaterhouseCoopers LLP
•“RBG” means the Retirement Benefits Group, a specialized division of Equitable Advisors
•“RC” means Retirement Cornerstone
•“Regulation BI” means Regulation Best Interest
•“REIT” means real estate investment trusts
•“RIC” means an SEC registered investment company
•“ROE” means return on equity
•“RoU” means right of use
•“RSUs” means restricted stock units
•“Safeguards Rule” means amendments to the Standards for Safeguarding Customer Information Rule
•“SAP” means statutory accounting principles
•“SCB LLC” means Sanford C. Bernstein & Co., LLC, a registered investment adviser and broker-dealer.
•“SCS” means Structured Capital Strategies
•“SEC” means U.S. Securities and Exchange Commission
•“SECURE” means Setting Every Community Up for Retirement Enhancement
•“SIA” means sales inducement asset
•“SIFI” means systematically important financial institution

•“SIO” means structured investment option
•“SPLLC” means special purpose limited liability company
•“SSAP” means Statements of Standard Accounting Practice
•“Standard” means NAIC accreditation standards
•“TAR” means total asset requirement
•“TDRs” means troubled debt restructurings
•“TIPS” means treasury inflation-protected securities
•“Topix” means Tokyo Stock Price Index
•“Trust” means a Delaware special purpose statutory trust
•“U.S.” means United States
•“U.S. GAAP” means accounting principles generally accepted in the United States of America
•“USD” means United States Dollar
•“Valuation Manual” means NAIC’s Valuation Manual
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
10.4
Indemnity Reinsurance Agreement, by and between Equitable Financial Life Insurance Company and Equitable Financial Life Insurance Company of America, dated as of May 17, 2023 (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2023).

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
______________
#    Filed herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Financial Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2024.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on March 18, 2024.

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