Form 10-Q
period 2024-03-31
Equitable Financial Life Insurance Co
filed 2024-05-09
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2024, 2,000,000 shares of the registrant’s Common Stock, $1.25 par value were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of geopolitical conflicts and related economic conditions, equity market declines and volatility, interest rate fluctuations, impacts on our goodwill and changes in liquidity and access to and cost of capital; (ii) operational factors, indebtedness, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards, and catastrophic events, such as the outbreak of pandemic diseases including COVID-19; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations or reserves, amortization of deferred acquisition costs and financial models; (vii) recruitment and retention of key employees at Equitable Financial and experienced and productive financial professionals; (viii) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (ix) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (x) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
Forward-looking statements should be read in conjunction with the other cautionary statements, risks, uncertainties and other factors identified in Equitable Financial’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, including in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. You should read this Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $61,659 and $61,884) (allowance for credit losses of $4 and $4)	$54,381	$55,165
Mortgage loans on real estate (net of allowance for credit losses of $293 and $277)	18,024	17,877
Policy loans	3,693	3,667
Other equity investments (1)	3,243	3,162
Trading securities, at fair value	275	257
Other invested assets	5,269	5,952
Total investments	84,885	86,080
Cash and cash equivalents	3,316	2,833
Deferred policy acquisition costs	4,738	4,759
Amounts due from reinsurers (allowance for credit losses of $8 and $7)	20,655	20,636
Loans to affiliates	1,900	1,900
Current and deferred income taxes	2,853	2,755
Purchased market risk benefits	14,689	16,729
Other assets	5,552	5,326
Assets for market risk benefits	784	574
Separate Accounts assets	126,905	121,497
Total Assets	$266,277	$263,089
LIABILITIES
Policyholders’ account balances	$84,129	$82,990
Liability for market risk benefits	12,791	14,570
Future policy benefits and other policyholders' liabilities	16,507	16,573
Broker-dealer related payables	609	796
Amounts due to reinsurers	157	216
Funds withheld payable	9,755	10,603
Reinsurance deposit liabilities	14,810	14,965
Other liabilities	2,624	2,496
Separate Accounts liabilities	126,905	121,497
Total Liabilities	$268,287	$264,706
Redeemable noncontrolling interest (2)	$29	$24
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	6,884	6,895
Accumulated deficit	(1,653)	(1,600)
Accumulated other comprehensive income (loss)	(7,272)	(6,938)
Total Equity	(2,039)	(1,641)
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$266,277	$263,089
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
	(in millions)
REVENUES
Policy charges and fee income	$207	$524
Premiums	133	197
Net derivative gains (losses)	(321)	(841)
Net investment income (loss)	934	858
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(19)	(64)
Other investment gains (losses), net	(19)	(14)
Total investment gains (losses), net	(38)	(78)
Investment management and service fees	56	165
Amortization of reinsurance deposit liabilities	155	31
Other income	224	63
Total revenues	1,350	919

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	367	618
Remeasurement of liability for future policy benefits	16	13
Change in market risk benefits and purchased market risk benefits	11	24
Interest credited to policyholders’ account balances	298	435
Compensation and benefits	47	55
Commissions	254	194
Interest expense	—	3
Amortization of deferred policy acquisition costs	130	122
Other operating costs and expenses	288	175
Total benefits and other deductions	1,411	1,639
Income (loss) from continuing operations, before income taxes	(61)	(720)
Income tax (expense) benefit	8	701
Net income (loss)	(53)	(19)
Less: Net income (loss) attributable to the noncontrolling interest (1)	1	—
Net income (loss) attributable to Equitable Financial	$(54)	$(19)
______________
(1)See Note 14 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(53)	$(19)

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(435)	1,509
Change in market risk benefits - instrument-specific credit risk	17	933
Change in liability for future policy benefits - current discount rate	83	(109)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	1	—
Other comprehensive income (loss), net of income taxes	(334)	2,333
Comprehensive income (loss)	(387)	2,314
Less: Comprehensive income (loss) attributable to the noncontrolling interest (1)	1	—
Comprehensive income (loss) attributable to Equitable Financial	$(388)	$2,314
_____________
(1)See Note 13 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$2	$6,895	$(1,600)	$(6,938)	$(1,641)
Dividend to parent company	—	(4)	—	—	(4)
Net income (loss)	—	—	(53)	—	(53)
Other comprehensive income (loss)	—	—	—	(334)	(334)
Other	—	(7)	—	—	(7)
Balance, March 31, 2024	$2	$6,884	$(1,653)	$(7,272)	$(2,039)

Balance, beginning of period	$2	$8,536	$(1,757)	$(7,855)	$(1,074)
Dividend to parent company	—	—		—	—
Net income (loss)	—	—	(19)	—	(19)
Other comprehensive income (loss)	—	—	—	2,333	2,333
Other	—	(12)	—	—	(12)
Balance, March 31, 2023	$2	$8,524	$(1,776)	$(5,522)	$1,228

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(53)	$(19)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	298	435
Policy charges and fee income	(207)	(524)
Net derivative (gains) losses	321	841
Credit and intent to sell losses on available for sale debt securities and loans	19	64
Investment (gains) losses, net	19	14
Realized and unrealized (gains) losses on trading securities	(15)	(12)
Non-cash long-term incentive compensation expense	11	9
Amortization and depreciation	43	136
Equity (income) loss from limited partnerships	(42)	(15)
Remeasurement of liability for future policy benefits	16	13
Change in market risk benefits	11	24
Changes in:
Reinsurance recoverable	292	(370)
Capitalization of deferred policy acquisition costs	(129)	(124)
Funds withheld payable	(18)	—
Future policy benefits	92	(115)
Current and deferred income taxes	(9)	(700)
Other, net	(189)	55
Net cash provided by (used in) operating activities	$460	$(288)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$1,486	$1,270
Mortgage loans on real estate	256	81
Trading account securities	23	55
Short-term investments	270	179
Other	9	188
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(1,187)	(821)
Mortgage loans on real estate	(404)	(580)
Trading account securities	(27)	(59)
Short-term investments	(251)	—
Other	(72)	(232)
Cash settlements related to derivative instruments, net	(1,080)	(103)
Investment in capitalized software, leasehold improvements and EDP equipment	(24)	(5)
Other, net	(37)	44
Net cash provided by (used in) investing activities	$(1,038)	$17

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$1,214	$3,167
Withdrawals	(3,322)	(2,643)
Transfers (to) from Separate Accounts	427	315
Payments of market risk benefits	(7)	(172)
Changes in securities lending payable	31	—
Change in collateralized pledged assets	(173)	(7)
Change in collateralized pledged liabilities	2,890	569
Shareholder dividend paid	(4)	—
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	5	1
Net cash provided by (used in) financing activities	$1,061	$1,230

Change in cash and cash equivalents	483	959
Cash and cash equivalents, beginning of period	2,833	797
Cash and cash equivalents, end of period	$3,316	$1,756

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$1	$—

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
In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “first quarter 2024” and “first quarter 2023” refer to the three months ended March 31, 2024 and 2023, respectively. The terms “first three months of 2024” and “first three months of 2023” refer to the three months ended March 31, 2024 and 2023, respectively.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
SEC Release Nos. 33-11275; 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors
The SEC adopted rules requiring registrants to disclose climate-related information in registration statements and annual reports. The new rules include disclosure of material climate-related risks, including descriptions of board oversight and risk management activities. the material impacts of these risks on a registrant’s strategy, business model and outlook and any material climate-related targets or goals. In addition, registrants will need to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. In April 2024, citing litigation challenging the rules that commenced immediately after they were issued, the SEC issued an order staying applicability of the rules while judicial review proceeds.

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
Consolidated VIEs
As of March 31, 2024 and December 31, 2023, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in other invested assets and mortgage loans on real estate in the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023 are total assets of $1.3 billion and $1.1 billion, respectively related to these VIEs.
Non-Consolidated VIEs
As of March 31, 2024 and December 31, 2023, respectively, the Company held approximately $2.6 billion and $2.5 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as the primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $272.8 billion and $268.5 billion as of March 31, 2024 and December 31, 2023, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.6 billion and $2.5 billion and approximately $1.1 billion and $1.2 billion of unfunded commitments as of March 31, 2024 and December 31, 2023, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of March 31, 2024 and December 31, 2023 was $535 million and $528 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three months ended March 31, 2024 and 2023.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2024
Fixed Maturities:
Corporate (1)	$41,802	$4	$187	$5,413	$36,572
U.S. Treasury, government and agency	5,661	—	1	1,259	4,403
States and political subdivisions	496	—	5	67	434
Foreign governments	662	—	1	121	542
Residential mortgage-backed (2)	1,527	—	2	138	1,391
Asset-backed (3)	8,066	—	27	81	8,012
Commercial mortgage-backed	3,389	—	1	422	2,968
Redeemable preferred stock	56	—	3	—	59
Total at March 31, 2024	$61,659	$4	$227	$7,501	$54,381

December 31, 2023:
Fixed Maturities:
Corporate (1)	$42,014	$4	$217	$4,960	$37,267
U.S. Treasury, government and agency	5,639	—	2	1,102	4,539
States and political subdivisions	525	—	9	64	470
Foreign governments	689	—	2	110	581
Residential mortgage-backed (2)	1,469	—	3	128	1,344
Asset-backed (3)	8,092	—	20	107	8,005
Commercial mortgage-backed	3,400	—	1	501	2,900
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2023	$61,884	$4	$257	$6,972	$55,165
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of March 31, 2024 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
March 31, 2024:
Contractual maturities:
Due in one year or less	$1,451	$1,436
Due in years two through five	12,209	11,734
Due in years six through ten	12,362	11,274
Due after ten years	22,595	17,507
Subtotal	48,617	41,951
Residential mortgage-backed	1,527	1,391
Asset-backed	8,066	8,012
Commercial mortgage-backed	3,389	2,968
Redeemable preferred stock	56	59
Total at March 31, 2024	$61,655	$54,381

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended March 31,
	2024	2023
	(in millions)
Proceeds from sales	$444	$728
Gross gains on sales	$—	$2
Gross losses on sales	$(24)	$(18)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(2)	$(54)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, beginning of period	$48	$36
Previously recognized impairments on securities that matured, paid, prepaid or sold	(4)	(3)
Recognized impairments on securities impaired to fair value this period (1) (2)	—	50
Credit losses recognized this period on securities for which credit losses were not previously recognized	3	3
Additional credit losses this period on securities previously impaired	1	1
Balance, end of period	$48	$87
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.
(2)Amounts reflected for the three months ended March 31, 2023 represent AFS fixed maturities in an unrealized loss position, which the Company sold in anticipation of the Company’s ordinary dividend to Holdings.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended March 31, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(6,715)	$13	$227	$(6,475)
Net investment gains (losses) arising during the period	(581)	—	—	(581)
Reclassification adjustment:
Included in net income (loss)	26	—	—	26
Other	—	—	—	—
Impact of net unrealized investment gains (losses)	—	4	116	120
Net unrealized investment gains (losses) excluding credit losses	(7,270)	17	343	(6,910)
Net unrealized investment gains (losses) with credit losses	(4)	—	1	(3)
Balance, end of period	$(7,274)	$17	$344	$(6,913)

	Three Months Ended March 31, 2023
Balance, beginning of period	$(9,116)	$21	$421	$(8,674)
Net investment gains (losses) arising during the period	1,444	—	—	1,444
Reclassification adjustment:
Included in net income (loss)	70	—	—	70
Other	—	—	317	317
Impact of net unrealized investment gains (losses)	—	(3)	(317)	(320)
Net unrealized investment gains (losses) excluding credit losses	(7,602)	18	421	(7,163)
Net unrealized investment gains (losses) with credit losses	(7)	—	1	(6)
Balance, end of period	$(7,609)	$18	$422	$(7,169)
_____________
(1)Certain balances were revised from previously filed financial statements.

The following tables disclose the fair values and gross unrealized losses of the 3,900 issues as of March 31, 2024 and the 3,986 issues as of December 31, 2023 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance Is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2024
Fixed Maturities:
Corporate	$2,916	$141	$28,351	$5,267	$31,267	$5,408
U.S. Treasury, government and agency	101	3	4,236	1,256	4,337	1,259
States and political subdivisions	10	—	250	67	260	67
Foreign governments	31	1	483	120	514	121
Residential mortgage-backed	182	1	986	137	1,168	138
Asset-backed	1,355	3	1,716	78	3,071	81
Commercial mortgage-backed	47	8	2,830	414	2,877	422
Total at March 31, 2024	$4,642	$157	$38,852	$7,339	$43,494	$7,496

December 31, 2023:
Fixed Maturities:
Corporate	$1,693	$119	$29,617	$4,839	$31,310	$4,958
U.S. Treasury, government and agency	111	2	4,361	1,100	4,472	1,102
States and political subdivisions	10	—	244	64	254	64
Foreign governments	8	1	514	109	522	110
Residential mortgage-backed	74	1	1,030	127	1,104	128
Asset-backed	238	—	5,499	107	5,737	107
Commercial mortgage-backed	62	11	2,796	490	2,858	501
Total at December 31, 2023	$2,196	$134	$44,061	$6,836	$46,257	$6,970
The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.9% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of March 31, 2024 and December 31, 2023 were $317 million and $360 million, respectively, representing 15.5% and 21.9% of the total consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of March 31, 2024 and December 31, 2023, respectively, approximately $2.9 billion and $2.5 billion, or 4.6% and 4.1%, of the $61.7 billion and $61.9 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $127 million and $102 million as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, respectively, the $7.3 billion and $6.8 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either March 31, 2024 or December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of March 31, 2024, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Securities Lending
Beginning in 2023, the Company has entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of March 31, 2024 and December 31, 2023, the estimated fair value of loaned securities was $123 million and $91 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of March 31, 2024 and December 31, 2023, cash collateral received in the amount of $126 million and $93 million was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the March 31, 2024 and December 31, 2023.
Mortgage Loans on Real Estate
In September 2023, the Company began investing in residential mortgage loans. Accrued interest receivable on commercial, agricultural and residential mortgage loans as of March 31, 2024 and December 31, 2023 was $82 million and $81 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the three months ended March 31, 2024 and 2023.
As of March 31, 2024 and December 31, 2023, the Company had one commercial mortgage loan for which foreclosure was probable. That loan has an amortized cost of $108 million and an associated allowance of $54 million.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$270	$123
Current-period provision for expected credit losses	14	10
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	14	10
Balance, end of period	$284	$133

Agricultural mortgages:
Balance, beginning of period	$6	$6
Current-period provision for expected credit losses	—	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	—	—
Balance, end of period	$6	$6

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended March 31,
	2024	2023
	(in millions)
Residential mortgages:
Balance, beginning of period	$1	$—
Current-period provision for expected credit losses	2	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Net change in allowance	2	—
Balance, end of period	$3	$—

Total allowance for credit losses	$293	$139

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization and
•changes in credit quality and economic assumptions.
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:

Loan to Value (“LTV”) Ratios (1) (3)

	March 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$—	$250	$155	$129	$35	$1,515	$—	$—	$2,084
50% - 70%	73	699	1,871	670	749	2,522	517	96	7,197
70% - 90%	—	240	1,197	1,144	576	1,657	62	36	4,912
90% plus	—	—	—	158	—	949	—	—	1,107
Total commercial	$73	$1,189	$3,223	$2,101	$1,360	$6,643	$579	$132	$15,300

Agricultural:
0% - 50%	$14	$102	$160	$190	$242	$910	$—	$—	$1,618
50% - 70%	40	60	144	150	180	334	—	—	908
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$54	$162	$304	$340	$422	$1,260	$—	$—	$2,542

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	March 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
0% - 50%	$14	$352	$315	$319	$277	$2,425	$—	$—	$3,702
50% - 70%	113	759	2,015	820	929	2,856	517	96	8,105
70% - 90%	—	240	1,197	1,144	576	1,673	62	36	4,928
90% plus	—	—	—	158	—	949	—	—	1,107
Total commercial and agricultural mortgage loans	$127	$1,351	$3,527	$2,441	$1,782	$7,903	$579	$132	$17,842

Debt Service Coverage (“DSC”) Ratios (2) (3)

	March 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$—	$175	$693	$1,190	$1,133	$3,556	$—	$—	$6,747
1.8x to 2.0x	—	75	—	208	167	637	318	96	1,501
1.5x to 1.8x	—	164	911	143	—	1,016	100	—	2,334
1.2x to 1.5x	—	391	981	427	—	912	79	—	2,790
1.0x to 1.2x	73	376	281	67	—	464	82	36	1,379
Less than 1.0x	—	8	357	66	60	58	—	—	549
Total commercial	$73	$1,189	$3,223	$2,101	$1,360	$6,643	$579	$132	$15,300

Agricultural:
Greater than 2.0x	$8	$7	$50	$34	$59	$196	$—	$—	$354
1.8x to 2.0x	5	18	16	56	29	83	—	—	207
1.5x to 1.8x	2	12	49	31	110	209	—	—	413
1.2x to 1.5x	35	46	110	148	159	433	—	—	931
1.0x to 1.2x	3	47	55	67	57	307	—	—	536
Less than 1.0x	1	32	24	4	8	32	—	—	101
Total agricultural	$54	$162	$304	$340	$422	$1,260	$—	$—	$2,542

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	March 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Total commercial and agricultural mortgage loans:
Greater than 2.0x	$8	$182	$743	$1,224	$1,192	$3,752	$—	$—	$7,101
1.8x to 2.0x	5	93	16	264	196	720	318	96	1,708
1.5x to 1.8x	2	176	960	174	110	1,225	100	—	2,747
1.2x to 1.5x	35	437	1,091	575	159	1,345	79	—	3,721
1.0x to 1.2x	76	423	336	134	57	771	82	36	1,915
Less than 1.0x	1	40	381	70	68	90	—	—	650
Total commercial and agricultural mortgage loans	$127	$1,351	$3,527	$2,441	$1,782	$7,903	$579	$132	$17,842
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

DSC Ratios (2) (3)

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
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	March 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Performance indicators:
Performing	$—	$277	$120	$74	$2	$2	$475
Nonperforming	—	—	—	—	—	—	—
Total	$—	$277	$120	$74	$2	$2	$475

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Performance indicators:
Performing	$98	$121	$74	$2	$1	$2	$298
Nonperforming	—	—	—	—	—	—	—
Total	$98	$121	$74	$2	$1	$2	$298

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
March 31, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$15,066	$15,066	$234	$15,300	$—	$—
Agricultural	1	5	54	60	2,463	2,523	19	2,542	—	—
Residential	—	—	—	—	475	475	—	475	—	—
Total	$1	$5	$54	$60	$18,004	$18,064	$253	$18,317	$—	$—
December 31, 2023:
Mortgage loans:
Commercial	$32	$—	$—	$32	$15,045	$15,077	$234	$15,311	$—	$7
Agricultural	7	5	40	52	2,474	2,526	19	2,545	—	—
Residential	—	—	—	—	298	298	—	298	—	—
Total	$39	$5	$40	$84	$17,817	$17,901	$253	$18,154	$—	$7
_______________
(1)Amounts presented at amortized cost basis.
As of March 31, 2024 and December 31, 2023, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $127 million and $127 million, respectively.
Troubled Debt Restructuring
During the year ended December 31, 2023, the Company granted modification of interest rates on four commercial mortgage loans, but not to market terms and required management of excess cash. The loans have an amortized cost of $235 million and $234 million for the period ended March 31, 2024 and December 31, 2023, respectively, which represents 1.5% of total commercial mortgage loans. Two of the four loans also have term extensions of 17 months to 4 years. The impact to Investment income or gains (losses) as a result of these modifications in 2023 was not material to the consolidated financial statements. For the accounting policy pertaining to our TDRs see Note 2 of the Notes to these Consolidated Financial Statements.

There were no TDRs for the three months ended March 31, 2024.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$15	$(1)
Net investment gains (losses) recognized on securities sold during the period	(1)	—
Unrealized and realized gains (losses) on equity securities	$14	$(1)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Trading Securities
As of March 31, 2024 and December 31, 2023, respectively, the fair value of the Company’s trading securities was $275 million and $257 million. As of March 31, 2024 and December 31, 2023, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $52 million and $48 million.
The breakdown of net investment income (loss) from trading securities was as follows:

Net Investment Income (Loss) from Trading Securities

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$15	$13
Net investment gains (losses) recognized on securities sold during the period	—	(1)
Unrealized and realized gains (losses) on trading securities	15	12
Interest and dividend income from trading securities	1	2
Net investment income (loss) from trading securities	$16	$14
Net Investment Income
The following tables provide the components of net investment income by investment type:

	Three Months Ended March 31,
	2024			2023
	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$391	$272	$663	$671	$—	$671
Mortgage loans on real estate	142	86	228	177	—	177
Policy loans	44	7	51	48	—	48
Other equity investments	55	8	63	22	—	22
Trading securities	16	—	16	14	—	14
Other investment income	(7)	6	(1)	5	—	5
Gross investment income (loss)	641	379	1,020	937	—	937
Investment expenses	(52)	(34)	(86)	(79)	—	(79)
Net investment income (loss)	$589	$345	$934	$858	$—	$858
_______________
(1)“NI Modco” represents modco arrangement on non-insulated Separate Accounts as part of the Reinsurance Treaty with Equitable America.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended March 31,
	2024			2023
	Excluding Funds Withheld and NI Modco	Funds Withheld Assets and NI Modco	Total	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$(3)	$(23)	$(26)	$(71)	$—	$(71)
Mortgage loans on real estate	(3)	(13)	(16)	(10)	—	(10)
Other equity investments	—	—	—	—	—	—
Other	4	—	4	3	—	3
Investment gains (losses), net	$(2)	$(36)	$(38)	$(78)	$—	$(78)
For the three months ended March 31, 2024 and 2023, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million and $0 million.
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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience versus expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of these features is accounted for as purchased market risk benefits. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees to CS Life. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the amounts due from reinsurers related to the GMIB and GMDB are accounted for as purchased market risk benefits.
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
The following table presents the gross notional amount and fair value of the Company’s derivatives:
Derivative Instruments by Category

	March 31, 2024
			Fair Value
	Notional Amount	Notional Amount- FWH and NI Modco	Derivative Assets	Derivative Assets - FWH and NI Modco	Derivative Liabilities	Derivative Liabilities - FWH and NI Modco	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$2,373	$—	$82	$—	$96	$—	$(14)
Interest swaps	952	—	—	—	323	—	(323)
Total: designated for hedge accounting	3,325	—	82	—	419	—	(337)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	2,428	4,249	—	—	—	—	—
Swaps	2,173	14,096	8	51	—	—	59
Options	8,614	44,414	2,799	11,665	694	2,565	11,205
Interest rate contracts:
Futures	1,124	6,795	—	—	—	—	—
Swaps	486	2,356	1	24	12	6	7
Credit contracts:
Credit default swaps	102	—	—	—	2	—	(2)
Currency contracts:
Currency swaps	840	—	4	—	1	—	3
Other freestanding contracts:
Margin	—	—	100	269	—	—	369
Collateral	—	—	215	—	10,606	—	(10,391)
Total: Not designated for hedge accounting	15,767	71,910	3,127	12,009	11,315	2,571	1,250

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2) (5)	—	—	8,664	—	11,200	—	(2,536)
Funds withheld payable (3)	—	—	—	—	(29)	—	29
Modco payable (4)	—	—	(292)	—	—	—	(292)
Total embedded derivatives	—	—	8,372	—	11,171	—	(2,799)

Total derivative instruments	$19,092	$71,910	$11,581	$12,009	$22,905	$2,571	$(1,886)
______________
(1)Reported in other invested assets in the consolidated balance sheets.
(2)Reported in policyholders’ account balances in the consolidated balance sheets.
(3)Reported in funds withheld payable in the consolidated balance sheets.
(4)Recorded in amounts due to reinsurers.
(5)SCS embedded derivative asset is recorded as a modco receivable. This is presented net in the consolidated balance sheets.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	December 31, 2023
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$—	$—	$3	$(18)	$16	$7	$—	$3	$(34)	$25
Interest swaps	—	—	3	—	(7)	(4)	—	—	—	(28)
Total: designated for hedge accounting	—	—	6	(18)	9	3	—	3	(34)	(3)
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	100	(13)	—	—	—	(155)	—	—	—	—
Swaps	(148)	(964)	—	—	—	(603)	—	—	—	—
Options	439	1,962	—	—	—	1,496	—	—	—	—
Interest rate contracts:
Futures	(36)	50	—	—	—	(42)	—	—	—	—
Swaps	(28)	(136)	—	—	—	48	—	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	—	—	—	—	—	—
Currency contracts:
Currency swaps	12	—	—	—	—	(10)	—	—	—	—
Currency forwards	—	—	—	—	—	—	—	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	339	899	—	—	—	734	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Embedded derivatives:
SCS, SIO, MSO and IUL indexed features	(599)	—	—	—	—	(1,574)	—	—	—	—
Funds withheld payable	1,017	—	—	—	—	—	—	—	—	—
Modco payable	(1,972)	—	—	—	—	—	—	—	—	—
Total embedded derivatives	(1,554)	—	—	—	—	(1,574)	—	—	—	—

Total derivatives	$(1,215)	$899	$6	$(18)	$9	$(837)	$—	$3	$(34)	$(3)
______________
(1)    Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    For the three months ended March 31, 2024 and 2023, investment fees of $5 million and $4 million, respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, beginning of period	$(29)	$22
Amount recorded in AOCI
Currency swaps	—	(7)
Interest swaps	(8)	(37)
Total amount recorded in AOCI	(8)	(44)
Amount reclassified (to) from income to AOCI
Currency swaps (1)	16	32
Interest swaps (1)	1	9
Total amount reclassified (to) from income to AOCI	17	41
Balance, end of period (2)	$(20)	$19
______________
(1)    Currency swaps income is reported in net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)     The Company does not estimate the amount of the deferred losses in AOCI at three months ended March 31, 2024 and 2023 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of March 31, 2024 and December 31, 2023 are exchange-traded and net settled daily in cash. As of March 31, 2024 and December 31, 2023, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Market indices, having initial margin requirements of $283 million and $248 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $106 million and $100 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $13 million and $14 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of March 31, 2024 and December 31, 2023, respectively, the Company held $10.6 billion and $8.3 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $215 million and $75 million as of March 31, 2024 and December 31, 2023, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of March 31, 2024 and December 31, 2023 there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of March 31, 2024

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$15,220	$11,787	$3,433	$(2,516)	$917
Secured lending	126	—	126	—	126
Other financial assets	1,710	—	1,710	—	1,710
Other invested assets	$17,056	$11,787	$5,269	$(2,516)	$2,753

Liabilities:
Derivative liabilities	$11,789	$11,787	$2	$—	$2
Secured lending	126	—	126	—	126
Other financial liabilities	2,496	—	2,496	—	2,496
Other liabilities	$14,411	$11,787	$2,624	$—	$2,624
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
Assets allocated to the Closed Block insure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of the Company’s General Account, any of its Separate Accounts or any affiliate of the Company without the approval of the New York State Department of Financial Services (the “NYDFS”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. For more information on the Closed Block, see Note 5 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Summarized financial information for the Company’s Closed Block is as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,390	$5,461
Other liabilities	69	57
Total Closed Block liabilities	5,459	5,518

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,949 and $2,945) (allowance for credit losses of $0 and $0)	2,784	2,800
Mortgage loans on real estate (net of allowance for credit losses of $13 and $13)	1,550	1,612
Policy loans	541	554
Cash and other invested assets	63	58
Other assets	163	150
Total assets designated to the Closed Block	5,101	5,174

Excess of Closed Block liabilities over assets designated to the Closed Block	358	344
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $35 and $31	(130)	(115)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$228	$229

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenues:
Premiums and other income	$29	$30
Net investment income (loss)	52	51
Investment gains (losses), net	(1)	—
Total revenues	80	81

Benefits and Other Deductions:
Policyholders’ benefits and dividends	77	83
Total benefits and other deductions	77	83
Net income (loss), before income taxes	3	(2)
Income tax (expense) benefit	(1)	(1)
Net income (loss)	$2	$(3)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
6)     DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(in millions)
Term	$332	$338
UL	24	22
VUL	200	182
GMxB Core	1,459	1,483
EQUI-VEST Individual	148	150
Investment Edge	149	150
SCS	1,280	1,282
GMxB Legacy	207	208
EQUI-VEST Group	724	723
Momentum	80	82
Closed Block	114	117
Other	21	22
Total	$4,738	$4,759

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
Changes in the DAC asset were as follows:

	Three Months Ended March 31, 2024
	Term	UL	VUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)	Total
	(in millions)
Balance, beginning of period	$338	$22	$182	$1,483	$150	$150	$1,282	$208	$723	$82	$117	$4,737
Capitalization	3	2	20	16	3	5	55	7	16	2	—	129
Amortization (2)	(9)	—	(2)	(35)	(3)	(4)	(53)	(6)	(10)	(4)	(3)	(129)
Recovery of acquisition cost (3)	—	—	—	(5)	(2)	(2)	(4)	(2)	(5)	—	—	(20)
Balance, end of period	$332	$24	$200	$1,459	$148	$149	$1,280	$207	$724	$80	$114	$4,717
______________
(1)    “CB” defined as Closed Block
(2)     DAC amortization of $1 million related to Other not reflected in table above.
(3)     Related to the Internal Reinsurance Transaction and is recorded in other income.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended March 31, 2023
	Term	UL	VUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB	Total
	(in millions)
Balance, beginning of period	$362	$20	$112	$1,585	$156	$147	$1,266	$213	$711	$89	$127	$4,788
Capitalization	4	1	17	10	3	6	58	7	16	3	—	125
Amortization (1)	(10)	—	(2)	(34)	(3)	(3)	(45)	(6)	(11)	(5)	(3)	(122)
Balance, end of period	$356	$21	$127	$1,561	$156	$150	$1,279	$214	$716	$87	$124	$4,791

Changes in the sales inducement assets were as follows:

	Three Months Ended March 31,
	2024		2023
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$126	$179	$137	$200
Capitalization	—	—	—	—
Amortization	(3)	(5)	(3)	(5)
Balance, end of period	$123	$174	$134	$195

Changes in the unearned revenue liability were as follows:

	Three Months Ended March 31,
	2024		2023
	UL	VUL	UL	VUL
	(in millions)
Balance, beginning of period	$105	$551	$95	$525
Capitalization	4	17	5	14
Amortization	(2)	(9)	(2)	(8)
Recovery of unearned revenue	(1)	—	—	—
Balance, end of period	$106	$559	$98	$531

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of March 31, 2024 and December 31, 2023, no assets or liabilities were required to be measured at fair value on a non-recurring basis.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of March 31, 2024

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$34,334	$2,238	$36,572
U.S. Treasury, government and agency	—	4,403	—	4,403
States and political subdivisions	—	434	—	434
Foreign governments	—	542	—	542
Residential mortgage-backed (2)	—	1,391	—	1,391
Asset-backed (3)	—	7,979	33	8,012
Commercial mortgage-backed	—	2,962	6	2,968
Redeemable preferred stock	—	59	—	59
Total fixed maturities, AFS	—	52,104	2,277	54,381
Other equity investments	150	444	55	649
Trading securities	224	51	—	275
Other invested assets:
Short-term investments	—	401	—	401
Assets of consolidated VIEs/VOEs	—	—	3	3
Swaps	—	(266)	—	(266)
Credit default swaps	—	(2)	—	(2)
Options	—	11,205	—	11,205
Total other invested assets	—	11,338	3	11,341
Cash equivalents	1,813	1,043	—	2,856
Purchased market risk benefits	—	—	14,689	14,689
Assets for market risk benefits	—	—	784	784
Separate Accounts assets (4)	123,677	2,584	1	126,262
Modco payable (5)	—	—	(292)	(292)
SCS, SIO, MSO and IUL indexed features’ asset	—	8,664	—	8,664
Total Assets	$125,864	$76,228	$17,517	$219,609

Liabilities:
SCS, SIO, MSO and IUL indexed features’ liability (6)	—	11,200	—	11,200
Liabilities for market risk benefits	—	—	12,791	12,791
Funds withheld payable (7)	—	—	(29)	(29)
Total Liabilities	$—	$11,200	$12,762	$23,962
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of March 31, 2024 the fair value of such investments was $354 million.
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
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
______________

1.Corporate fixed maturities includes both public and private issues.
2.Includes publicly traded agency pass-through securities and collateralized obligations.
3.Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
4.Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of December 31, 2023 the fair value of such investments was $371 million.
5.Reflected in Amounts due from reinsurers.
6.SCS embedded derivative asset is recorded as a modco receivable. This is presented net in the consolidated balance sheets.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
7.As discussed in Note 2, the funds withheld payable is created through a funds withheld and modified coinsurance arrangements where the investments supporting the reinsurance agreement are withheld by and continue to reside on the Company’s consolidated balance sheet. This embedded derivative is valued as a total return swap with references to the fair value of the invested assets held by the Company, which are primarily available for sale securities.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $1.1 billion and $1.3 billion as of March 31, 2024 and December 31, 2023, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the three months ended March 31, 2024, fixed maturities with fair values of $88 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $57 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 7.1% of total consolidated equity as of March 31, 2024.
During the three months ended March 31, 2023, fixed maturities with fair values of $258 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $0 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 21.0% of total consolidated equity as of March 31, 2023.

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

	Three Months Ended March 31, 2024
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,070	$27	$24	$6
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	(1)	—	—	—
Subtotal	1	—	—	—
Other comprehensive income (loss)	10	—	—	—
Purchases	201	—	23	—
Sales	(54)	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	57	—	—	—
Transfers out of Level 3 (1)	(47)	(27)	(14)	—
Balance, end of period	$2,238	$—	$33	$6
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$10	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2024 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Three Months Ended March 31, 2024
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
	(in millions)
Balance, beginning of period	$57	$—	$100	$(411)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	1	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	1	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	42	1	—	—
Sales	(42)	—	—	—
Change in fair value of funds withheld assets	—	—	(129)	119
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

Three Months Ended March 31, 2024
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$58	$1	$(29)	$(292)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2024, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

	Three Months Ended March 31, 2023
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,103	$29	$—	$32
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	(3)	—	—	—
Subtotal	(2)	—	—	—
Other comprehensive income (loss)	18	—	—	—
Purchases	143	—	12	2
Sales	(90)	(1)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(258)	—	—	—
Balance, end of period	$1,914	$28	$12	$34
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$17	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2023 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended March 31, 2023
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
	(in millions)
Balance, beginning of period	$17	$1	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(3)	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	(3)	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$14	$1	$—	$—
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(3)	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of March 31, 2023, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities:

Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2024

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$308	Matrix pricing model	Spread over benchmark	20 bps - 220 bps	146 bps
	1,156	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	3.3x - 30.5x 0.0% - 19.2% 0.8x - 9.3x 0.0% - 61.4%	13.5x 3.8% 6.2x 14.0%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
Other equity investments	2	Discounted Cash Flow	Earnings multiple	3.9x - 7.0x	5.9x
Purchased MRB asset (1) (2) (4)	14,689	Discounted cash flow	Lapse rates Withdrawal rates GMIB utilization rates Non-performance risk Volatility rates - equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.21% - 29.37% 0.00% - 14.97% 0.04% - 100.00% 22 bps - 101 bps 12% - 28% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	2.84% 0.58% 5.24% 32 bps 23% 2.99% (same for all ages) (same for all ages)
Liabilities: (5)
Direct MRB (1) (2) (3) (4)	$12,007	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	117 bps 0.21% - 29.37% 0.00% - 14.97% 0.04% - 100.00% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	117 bps 3.17% 0.67% 5.22% 2.79% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $12.8 billion of MRB liabilities and $784 million of MRB assets.
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
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$330	Matrix pricing model	Spread over benchmark	20 - 747 bps	187 bps
	979	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	3.3x - 29.0x 0.0% - 22.8% 0.8x -10.0x 3.4%-61.0%	13.6x 3.9% 6.3x 13.8%
Other equity investments	2	Discounted cash flow	Earnings multiple	6.5x - 6.2x	6.0x
Purchased MRB asset (1) (2) (4)	16,729	Discounted cash flow	Lapse rates Withdrawal rates GMIB utilization rates Non-performance risk (bps) Volatility rates - Equity Mortality: Ages 0-40 Ages 41 - 60 Ages 61 - 115	0.21% - 29.37% 0.00%-14.97% 0.04%-100.00% 23 bps - 97 bps 11%-28% 0.01%-0.18% 0.07%-0.53% 0.33%-42.00%	2.75% 0.55% 5.51% 35 bps 23% 2.87% (same for all ages) (same for all ages)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

Liabilities: (5)
Direct MRB (1) (2) (3) (4)	$13,996	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization rates Mortality: Ages 0-40 Ages 41 - 60 Ages 61 - 115	118 bps 0.21%-29.37% 0.00%-14.97% 0.04%-100.00% 0.01%-0.18% 0.07%-0.53% 0.33%-42.00%	118 bps 3.03% 0.64% 5.44% 2.63% (same for all ages) (same for all ages)
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
(4)Includes Legacy and Core products.
(5)Funds withheld and modco payable that contain embedded derivatives held at fair value are excluded from the tables above. The funds withheld payable embedded derivative utilizes a total return swap technique which incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation
Level 3 Financial Instruments for which Quantitative Inputs are Not Available
Certain Privately Placed Debt Securities with Limited Trading Activity
Excluded from the tables above as of March 31, 2024 and December 31, 2023, respectively, are approximately $870 million and $873 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of March 31, 2024 and December 31, 2023, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of March 31, 2024 and December 31, 2023, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
Market Risk Benefits
Significant unobservable inputs with respect to the fair value measurement of the purchased MRB assets and MRB liabilities identified in the table above are developed using Company data. Future policyholder behavior is an

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2024:
Mortgage loans on real estate	$18,024	$—	$—	$16,250	$16,250
Policy loans	$3,693	$—	$—	$3,931	$3,931
Loans to affiliates	$1,900	$—	$1,776	$—	$1,776
Policyholders’ liabilities: Investment contracts	$1,502	$—	$—	$1,456	$1,456
Funds withheld payable	$9,784	$—	$—	$9,784	$9,784
Modco payable (1)	$31,045	$—	$—	$31,045	$31,045
FHLB funding agreements	$7,168	$—	$7,086	$—	$7,086
FABN funding agreements	$6,252	$—	$5,839	$—	$5,839
Funding agreement-backed commercial paper (FABCP)	$663	$—	$675	$—	$675
Separate Accounts liabilities	$10,812	$—	$—	$10,812	$10,812

December 31, 2023:
Mortgage loans on real estate	$17,877	$—	$—	$16,174	$16,174
Policy loans	$3,667	$—	$—	$3,961	$3,961
Loans to affiliates	$1,900	$—	$1,790	$—	$1,790
Policyholders’ liabilities: Investment contracts	$1,554	$—	$—	$1,526	$1,526
Funds withheld payable	$10,503	$—	$—	$10,503	$10,503
Modco payable	$29,912	$—	$—	$29,912	$29,912
FHLB funding agreements	$7,618	$—	$7,567	$—	$7,567
FABN funding agreements	$6,267	$—	$5,840	$—	$5,840
Funding agreement-backed commercial paper (FABCP)	$939	$—	$948	$—	$948
Separate Accounts liabilities	$10,343	$—	$—	$10,343	$10,343
______________
(1)Modco payable is reported in amounts due from reinsurers in the consolidated balance sheets.
Mortgage Loans on Real Estate
Fair values for commercial, agricultural and residential mortgage loans on real estate are measured by discounting future contractual cash flows to be received on the mortgage loan using interest rates at which loans with similar

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS

The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	March 31, 2024	December 31, 2023
	(in millions)
Reconciliation
Term	$1,310	$1,341
Payout - Non-Legacy	820	844
Payout - Legacy	3,767	3,620
Group Pension - Benefit Reserve & DPL	473	490
Health	1,451	1,505
UL	1,228	1,220
Subtotal	9,049	9,020
Whole Life Closed Block and Open Block products	5,403	5,463
Other (1)	625	657
Future policyholder benefits total	15,077	15,140
Other policyholder funds and dividends payable	1,430	1,433
Total	$16,507	$16,573
______________
(1)Primarily consists of future policy benefits related to Assumed Life and Disability, Group Life Run off, Variable Interest Sensitive Life rider and Major Medical products.

The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
	Term	Payout - Non-Legacy	Payout-Legacy	Group Pension	Health	Term	Payout-Non-Legacy	Payout-Legacy	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums

Balance, beginning of period	$2,125	$—	$—	$—	$(21)	$2,090	$—	$—	$—	$(6)
Beginning balance at original discount rate	2,051	—	—	—	(22)	2,068	—	—	—	(6)
Effect of changes in cash flow assumptions	(18)	—	—	—	—	8	—	—	—	—
Effect of actual variances from expected experience	(19)	—	—	—	1	4	—	—	—	(6)
Adjusted beginning of period balance	2,014	—	—	—	(21)	2,080	—	—	—	(12)
Issuances	11	—	—	—	—	15	—	—	—	—
Interest accrual	25	—	—	—	—	25	—	—	—	—
Net premiums collected	(49)	—	—	—	1	(51)	—	—	—	1
Ending Balance at original discount rate	2,001	—	—	—	(20)	2,069	—	—	—	(11)
Effect of changes in discount rate assumptions	17	—	—	—	1	81	—	—	—	—
Balance, end of period	$2,018	$—	$—	$—	$(19)	$2,150	$—	$—	$—	$(11)

Present Value of Expected Future Policy Benefits

Balance, beginning of period	$3,466	$844	$3,620	$490	$1,484	$3,449	$828	$2,689	$523	$1,554

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
	Term	Payout - Non-Legacy	Payout-Legacy	Group Pension	Health	Term	Payout-Non-Legacy	Payout-Legacy	Group Pension	Health
	(in millions)
Beginning balance of original discount rate	3,317	840	3,840	536	1,672	3,376	845	3,024	583	1,795
Effect of changes in cash flow assumptions	(20)	(1)	—	—	—	9	—	—	—	—
Effect of actual variances from expected experience	(23)	(1)	(2)	1	1	5	—	1	(1)	(7)
Adjusted beginning of period balance	3,274	838	3,838	537	1,673	3,390	845	3,025	582	1,788
Issuances	12	11	269	—	—	16	14	222	—	—
Interest accrual	41	10	35	5	14	42	10	21	5	15
Benefits payments	(63)	(23)	(89)	(16)	(41)	(95)	(23)	(65)	(17)	(33)
Ending balance at original discount rate	3,264	836	4,053	526	1,646	3,353	846	3,203	570	1,770
Effect of changes in discount rate assumptions	64	(16)	(286)	(53)	(215)	162	6	(257)	(48)	(198)
Balance, end of period	$3,328	$820	$3,767	$473	$1,431	$3,515	$852	$2,946	$522	$1,572

Net liability for future policy benefits	$1,310	$820	$3,767	$473	$1,451	$1,365	$853	$2,945	$522	$1,584
Less: Reinsurance recoverable	(207)	(36)	(1,516)	—	(1,147)	(206)	—	(589)	—	(1,258)
Net liability for future policy benefits, after reinsurance recoverable	$1,103	$784	$2,251	$473	$304	$1,159	$853	$2,356	$522	$326

Weighted-average duration of liability for future policyholder benefits (years)	6.9	9.3	7.6	7.0	8.6	7.1	9.4	7.9	7.1	8.7
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	March 31, 2024	December 31, 2023
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,750	$5,860
Expected future gross premiums (undiscounted)	6,877	6,956
Expected future benefit payments and expenses (discounted)	3,328	3,466
Expected future gross premiums (discounted)	3,721	3,862

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	March 31, 2024	December 31, 2023
	(in millions)
Payout-Legacy
Expected future benefit payments and expenses (undiscounted)	5,530	5,204
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	3,682	3,538
Expected future gross premiums (discounted)	—	—

Payout-Non-Legacy
Expected future benefit payments and expenses (undiscounted)	1,414	1,426
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	786	812
Expected future gross premiums (discounted)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	654	668
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	454	471
Expected future gross premiums (discounted)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,278	2,318
Expected future gross premiums (undiscounted)	82	85
Expected future benefit payments and expenses (discounted)	1,415	1,468
Expected future gross premiums (discounted)	$64	$68

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$87	$60	$16	$17
Payout - Legacy	59	27	39	21
Payout - Non-Legacy	9	15	10	10
Group Pension	—	—	5	5
Health	3	2	14	15
Total	$158	$104	$84	$68

The following table provides the weighted average interest rates for the liability for future policy benefits:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	March 31, 2024	December 31, 2023

Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.6%
Current discount rate	5.1%	4.8%
Payout - Legacy
Interest accretion rate	4.1%	4.0%
Current discount rate	5.1%	4.9%
Payout - Non-Legacy
Interest accretion rate	5.0%	5.0%
Current discount rate	5.2%	4.9%
Group Pension
Interest accretion rate	3.3%	3.3%
Current discount rate	5.1%	4.8%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	5.2%	4.9%

The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Three Months Ended March 31,
	2024	2023
	UL
	(Dollars in millions)
Balance, beginning of period	$1,220	$1,120
Beginning balance before AOCI adjustments	1,230	1,135
Effect of changes in interest rate and cash flow assumptions and model changes	—	—
Effect of actual variances from expected	1	6
Adjusted beginning of period balance	1,231	1,141
Interest accrual	14	13
Net assessments collected	17	18
Benefit payments	(21)	(18)
Ending balance before shadow reserve adjustments	1,241	1,154
Effect of reserve adjustment recorded in AOCI	(13)	(12)
Balance, end of period	$1,228	$1,142

Net liability for additional liability	$1,228	$1,142
Less: Reinsurance recoverable	(953)	(573)
Net liability for additional liability, after reinsurance recoverable	$275	$569

Weighted-average duration of additional liability - death benefit (years)	19.7	21.6

The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended March 31,
	2024	2023	2024	2023
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$164	$172	$14	$13
Total	$164	$172	$14	$13

	Three Months Ended March 31,
	2024	2023

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for market risk benefits for the GMxB benefits on deferred variable annuities:

	Three Months Ended March 31, 2024
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy	Net GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$578	$(1,180)	$(602)	$13,410	$(15,519)	$(2,109)
Beginning balance before changes in the instrument specific credit risk	324	(1,266)	(942)	13,020	(15,543)	(2,523)
Model changes and effect of changes in cash flow assumptions	—	—	—	—	1	1
Actual market movement effect	(151)	147	(4)	(788)	746	(42)
Interest accrual	15	(4)	11	161	(168)	(7)
Attributed fees accrued (1)	92	(83)	9	200	(154)	46
Benefit payments	(10)	10	—	(321)	314	(7)
Actual policyholder behavior different from expected behavior	3	1	4	(23)	13	(10)
Changes in future economic assumptions	(176)	203	27	(923)	972	49
Issuances	—	—	—	—	—	—
Ending balance before changes in the instrument-specific credit risk	97	(992)	(895)	11,326	(13,819)	(2,493)
Changes in the instrument-specific credit risk (2)	231	92	323	375	36	411
Balance, end of period	$328	$(900)	$(572)	$11,701	$(13,783)	$(2,082)

Weighted-average age of policyholders (years)	64.8	65.1	N/A	73.2	73.5	N/A
Net amount at risk	$2,762	$2,729	N/A	$19,673	$19,360	N/A
_______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.

	Three Months Ended March 31, 2023
	GMxB Core	GMxB Legacy	Purchased MRB Legacy	Net GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$539	$14,699	$(10,493)	$4,206
Beginning balance before changes in the instrument specific credit risk	538	15,314	(10,439)	4,875
Model changes and effect of changes in cash flow assumptions	—	—	—	—
Actual market movement effect	(206)	(744)	393	(351)
Interest accrual	18	197	(155)	42
Attributed fees accrued (1)	94	210	(83)	126
Benefit payments	(12)	(342)	185	(157)
Actual policyholder behavior different from expected behavior	5	21	(17)	4
Changes in future economic assumptions	123	943	(532)	412
Issuances	—	—	—	—
Ending balance before changes in the instrument-specific credit risk	560	15,599	(10,648)	4,952
Changes in the instrument-specific credit risk (2)	(227)	(1,517)	(98)	(1,616)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended March 31, 2023
	GMxB Core	GMxB Legacy	Purchased MRB Legacy	Net GMxB Legacy
	(Dollars in millions)
Balance, end of period	$333	$14,082	$(10,746)	$3,336

Weighted-average age of policyholders (years)	63.8	72.8	67.7	N/A
Net amount at risk	$3,278	$21,472	$10,036	N/A
_______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.

The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk benefit amounts in the consolidated balance sheets:

	March 31, 2024					December 31, 2023
	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total
	(in millions)
GMxB Core	$(533)	$861	$328	$(900)	$(572)	$(410)	$988	$578	$(1,180)	$(602)
GMxB Legacy	(171)	11,872	11,701	(13,783)	(2,082)	(103)	13,513	13,410	(15,519)	(2,109)
Other	(80)	58	(22)	(6)	(28)	(61)	69	8	(30)	(22)
Total	$(784)	$12,791	$12,007	$(14,689)	$(2,682)	$(574)	$14,570	$13,996	$(16,729)	$(2,733)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(in millions)
Policyholders’ account balance reconciliation
UL	$5,163	$5,202
VUL	4,156	4,145
GMxB Legacy	617	618
GMxB Core	(12)	(5)
SCS	42,782	40,649
EQUI-VEST Individual	2,241	2,322
EQUI-VEST Group	11,430	11,563
Momentum	590	608
Other (1)	3,025	2,995
Balance (exclusive of Funding Agreements)	69,992	68,097
Funding Agreements	14,137	14,893
Balance, end of period	$84,129	$82,990
_______________
(1) Primarily reflects products, IR Payout, IR Other, Investment Edge, Association, Indexed Universal Life, Group Pension and Closed Block.

The following tables summarize the balances and changes in policyholder’s account balances:

	Three Months Ended March 31, 2024
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,202	$4,145	$618	$(5)	$40,649	$2,322	$11,563	$608
Issuances	—	—	—	—	—	—	—	—
Premiums received	166	22	19	10	3	7	151	18
Policy charges	(182)	(54)	19	(2)	(2)	—	(1)	—
Surrenders and withdrawals	(20)	(20)	(22)	(8)	(922)	(91)	(443)	(30)
Benefit payments	(58)	(18)	(24)	—	(65)	(15)	(17)	(1)
Net transfers from (to) separate account	—	35	1	(8)	541	2	81	(8)
Interest credited (2)	55	46	6	1	2,578	16	96	3
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,163	$4,156	$617	$(12)	$42,782	$2,241	$11,430	$590

Weighted-average crediting rate	3.79%	3.76%	2.71%	1.36%	N/A	2.98%	2.65%	2.33%
Net amount at risk (3)	$34,991	$82,513	$19,673	$2,762	$—	$104	$6	$—
Cash surrender value	$3,405	$2,633	$550	$210	$39,762	$2,235	$11,368	$591

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

	Three Months Ended March 31, 2023
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,341	$4,253	$688	$42	$35,460	$2,652	$12,046	$703
Issuances	—	—	—	—	—	—	—	—
Premiums received	183	33	20	16	—	11	148	19
Policy charges	(194)	(55)	19	(3)	(1)	—	(1)	—
Surrenders and withdrawals	(18)	(1)	(25)	(8)	(606)	(94)	(406)	(30)
Benefit payments	(76)	(38)	(24)	(1)	(59)	(20)	(17)	(2)
Net transfers from (to) separate account	—	(57)	—	(22)	950	3	69	(9)
Interest credited (2)	55	46	7	1	1,597	19	102	3
Other	—	—	—	—	—	3	11	—
Balance, end of period	$5,291	$4,181	$685	$25	$37,341	$2,574	$11,952	$684

Weighted-average crediting rate	3.64%	3.86%	1.78%	1.05%	1.12%	3.09%	2.99%	2.03%
Net amount at risk (3)	$37,031	$83,830	$21,472	$3,278	$42	$128	$58	$—
Cash surrender value	$3,475	$2,758	$957	$252	$34,078	$2,567	$11,871	$684

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

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

March 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
UL	0% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	37	89	415	485	1,026
	Greater than 2.50%	3,484	617	—	—	4,101
	Total	$3,521	$706	$415	$491	$5,133

VUL	0% - 1.50%	$7	$5	$23	$10	$45
	1.51% - 2.50%	29	368	71	—	468
	Greater than 2.50%	3,252	—	—	—	3,252
	Total	$3,288	$373	$94	$10	$3,765

GMxB Legacy	0% - 1.50%	$72	$15	$—	$—	$87
	1.51% - 2.50%	20	—	—	—	20
	Greater than 2.50%	444	—	—	—	444
	Total	$536	$15	$—	$—	$551

GMxB Core	0% - 1.50%	$12	$179	$—	$—	$191
	1.51% - 2.50%	13	—	—	—	13
	Greater than 2.50%	10	—	—	—	10
	Total	$35	$179	$—	$—	$214

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

March 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)

EQUI-VEST Individual	0% - 1.50%	$46	$213	$—	$—	$259
	1.51% - 2.50%	41	—	—	—	41
	Greater than 2.50%	1,940	—	—	—	1,940
	Total	$2,027	$213	$—	$—	$2,240

EQUI-VEST Group	0% - 1.50%	$756	$2,356	$35	$289	$3,436
	1.51% - 2.50%	347	—	—	—	347
	Greater than 2.50%	6,448	—	—	—	6,448
	Total	$7,551	$2,356	$35	$289	$10,231

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Momentum	0% - 1.50%	$—	$13	$318	$53	$384
	1.51% - 2.50%	132	1	—	—	133
	Greater than 2.50%	67	—	5	—	72
	Total	$199	$14	$323	$53	$589

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
UL	0% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	61	69	462	430	1,022
	Greater than 2.50%	3,515	627	—	—	4,142
	Total	$3,576	$696	$462	$436	$5,170

VUL	0% - 1.50%	$8	$9	$18	$6	$41
	1.51% - 2.50%	34	408	28	—	470
	Greater than 2.50%	3,259	—	—	—	3,259
	Total	$3,301	$417	$46	$6	$3,770

GMxB Legacy	0% - 1.50%	$75	$16	$—	$—	$91
	1.51% - 2.50%	21	—	—	—	21
	Greater than 2.50%	461	—	—	—	461
	Total	$557	$16	$—	$—	$573

GMxB Core	0% - 1.50%	$13	$187	$—	$—	$200
	1.51% - 2.50%	13	—	—	—	13
	Greater than 2.50%	7	—	—	—	7
	Total	$33	$187	$—	$—	$220

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
EQUI-VEST Individual	0% - 1.50%	$49	$218	$—	$—	$267
	1.51% - 2.50%	43	—	—	—	43
	Greater than 2.50%	2,011	—	—	—	2,011
	Total	$2,103	$218	$—	$—	$2,321

EQUI-VEST Group	0% - 1.50%	$773	$2,338	$36	$315	$3,462
	1.51% - 2.50%	345	—	—	—	345
	Greater than 2.50%	6,610	—	—	—	6,610
	Total	$7,728	$2,338	$36	$315	$10,417

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Momentum	0% - 1.50%	$—	$12	$330	$53	$395
	1.51% - 2.50%	138	1	—	—	139
	Greater than 2.50%	68	—	5	—	73
	Total	$206	$13	$335	$53	$607

Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(in millions)
Separate Account Reconciliation
VUL	$14,689	$13,694
GMxB Legacy	34,860	33,793
GMxB Core	28,111	27,664
EQUI-VEST Individual	4,828	4,584
Investment Edge	4,204	4,048
EQUI-VEST Group	29,018	26,960
Momentum	4,706	4,421
Other (1)	6,489	6,333
Total	$126,905	$121,497
_____________
(1)Primarily reflects Corporate and Other products and Employer Sponsored products including Association and Other.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
The following tables present the balances of and changes in Separate Account liabilities:

	Three Months Ended March 31, 2024
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$13,694	$33,793	$27,664	$4,584	$4,048	$26,960	$4,421
Premiums and deposits	200	54	117	18	65	565	181
Policy charges	(107)	(168)	(111)	(1)	—	(5)	(6)
Surrenders and withdrawals	(128)	(812)	(803)	(129)	(131)	(542)	(208)
Benefit payments	(13)	(196)	(76)	(15)	(5)	(17)	(4)
Investment performance (1)	1,078	2,190	1,312	373	244	2,138	314
Net transfers from (to) general account	(35)	(1)	8	(2)	(17)	(81)	8
Other charges	—	—	—	—	—	—	—
Balance, end of period	$14,689	$34,860	$28,111	$4,828	$4,204	$29,018	$4,706

Cash surrender value	$14,666	$34,595	$27,456	$4,792	$4,131	$28,733	$4,699
______________
(1)Investment performance is reflected net of M&E fees.

	Three Months Ended March 31, 2023
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$11,534	$32,616	$27,017	$4,162	$3,772	$22,393	$3,884
Premiums and deposits	191	65	117	26	115	531	178
Policy charges	(106)	(178)	(113)	(1)	—	(4)	(5)
Surrenders and withdrawals	(107)	(660)	(554)	(100)	(95)	(359)	(157)
Benefit payments	(22)	(192)	(53)	(14)	(12)	(15)	(3)
Investment performance (1)	745	1,808	1,163	268	174	1,438	235
Net transfers from (to) general account	57	—	22	(3)	(62)	(69)	9
Other charges (2)	—	—	—	4	—	25	—
Balance, end of period	$12,292	$33,459	$27,599	$4,342	$3,892	$23,940	$4,141

Cash surrender value	$12,287	$33,181	$26,806	$4,310	$3,801	$23,702	$4,136
______________
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
The following tables present the aggregate fair value of Separate Account assets by major asset category:

	March 31, 2024
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$46	$1	$20	$6	$73
Common Stock	64	35	450	1,713	2,262
Mutual Funds	14,550	72,795	35,197	676	123,218
Bonds and Notes	91	3	1	1,257	1,352
Total	$14,751	$72,834	$35,668	$3,652	$126,905

	December 31, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$48	$1	$21	$6	$76
Common Stock	65	34	447	1,667	2,213
Mutual Funds	13,557	70,815	32,780	677	117,829
Bonds and Notes	91	4	1	1,283	1,379
Total	$13,761	$70,854	$33,249	$3,633	$121,497

11)    INCOME TAXES
Income tax expense for the three months ended March 31, 2024 and 2023 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
During the fourth quarter of 2022, the Company established a valuation allowance against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. During the year ended December 31, 2023, management took actions to increase its available liquidity so that the Company has the ability and intent to hold the majority of securities in its available for sale portfolio to recovery. For liquidity and other purposes, the Company maintains a smaller pool of securities that it does not intend to hold to recovery. The Company maintains a valuation allowance against the deferred tax asset on available for sale securities that will not be held to recovery.
There were no material changes to the valuation allowance for the three months ended March 31, 2024. A valuation allowance of $217 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
12)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three months ended March 31, 2024.
On May 17, 2023, the Company entered into a reinsurance agreement with Equitable America, effective April 1, 2023. See Note 17 of the Notes to these Consolidated Financial Statements for further details.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
13)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances of AOCI were as follows:

	March 31,	December 31,
	2024	2023
	(in millions)
Unrealized gains (losses) on investments	$(6,825)	$(6,363)
Market risk benefits - instrument-specific credit risk component	(742)	(764)
Liability for future policy benefits - current discount rate component	299	194
Defined benefit pension plans	(4)	(5)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$(7,272)	$(6,938)

The components of OCI, net of taxes were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(462)	$1,452
(Gains) losses reclassified into net income (loss) during the period (1)	21	55
Net unrealized gains (losses) on investments	(441)	1,507
Adjustments for policyholders’ liabilities, insurance liability loss recognition and other	6	2
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(115) and $317)	(435)	1,509
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - change in instrument-specific credit risk (net of deferred income tax expense (benefit) of $4 and $248)	17	933
Liability for future policy benefits - change in current discount rate (net of deferred income tax expense (benefit) of $22 and $(29) )	83	(109)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost (3)	1	—
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0 and $0)	1	—
Change in accumulated other comprehensive income (loss) attributable to Equitable Financial	$(334)	$2,333
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(6) million and $(15) million for the three months ended March 31, 2024 and 2023, respectively.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
14)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the following table:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Balance, beginning of period	$24	$21
Net earnings (loss) attributable to redeemable noncontrolling interests	1	—
Purchase/change of redeemable noncontrolling interests	4	(2)
Balance, end of period	$29	$19

15)    COMMITMENTS AND CONTINGENT LIABILITIES
Litigation and Regulatory Matters
Litigation, regulatory and other loss contingencies arise in the ordinary course of the Company’s activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek, or they may be required only to state an amount sufficient to meet a court’s jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, product design, features and accompanying disclosure, COI increases, payments of death benefits and the reporting and escheatment of unclaimed property, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters.
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
Finally, one action is also pending against Equitable Financial in New York State Court. In July 2022, the trial court in Hobish v. AXA Equitable Life Insurance Company, granted in significant part Equitable Financial’s motion for summary judgment and denied plaintiff’s cross motion. That plaintiff appealed but the appellate court affirmed the trial court’s decision. In March 2024, the intermediate appellate court granted plaintiff’s motion for leave to appeal to the state’s highest appellate court. Equitable Financial is vigorously defending each of these matters.
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $336 million and pledged collateral with a carrying value of $9.5 billion as of March 31, 2024.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
Change in FHLB Funding Agreements during the Three Months Ended March 31, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at March 31, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,168	$15,193	$(15,643)	$—	$—	$5,718
Long-term funding agreements:
Due in years two through five	799	—	—	—	—	799
Due in more than five years	648	—	—	—	—	648
Total long-term funding agreements	1,447	—	—	—	—	1,447
Total funding agreements (1)	$7,615	$15,193	$(15,643)	$—	$—	$7,165
____________
(1)The $3 million and $3 million difference between the funding agreements carrying value shown in fair value table for March 31, 2024 and December 31, 2023, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of March 31, 2024, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Three Months Ended March 31, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at March 31, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,000	$—	$—	$—	$—	$—	$1,000
Long-term funding agreements:
Due in years two through five	4,984	—	—	—	—	(16)	4,968
Due in more than five years	300	—	—	—	—	—	300
Total long-term funding agreements	5,284	—	—	—	—	(16)	5,268
Total funding agreements (1)	$6,284	$—	$—	$—	$—	$(16)	$6,268
______________
(1)The $16 million and $17 million difference between the funding agreements notional value shown and carrying value table as of March 31, 2024 and December 31, 2023, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
FABCP Program
In May 2023, the Company established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with the Company pursuant to a funding agreement issued by the Company to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $3.0 billion. The Company had $675 million outstanding as of March 31, 2024.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of March 31, 2024, these arrangements include commitments by the Company to provide equity financing of $1.1 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of March 31, 2024. The Company had $627 million of commitments under existing mortgage loan agreements as of March 31, 2024.
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
16)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of March 31, 2024, the following three prescribed and permitted practices resulted in surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $32 million in statutory special surplus funds as of March 31, 2024. The Reinsurance Treaty reduced the amount of interest rate hedging needed going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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
The impact of the application of Reg 213 was a decrease of approximately $182 million in statutory surplus as of March 31, 2024 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of March 31, 2024, given the prevailing market conditions and business mix, there are $173 million Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”).
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $1.8 billion in statutory surplus as of March 31, 2024.
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
The following table summarizes the effect of reinsurance. The impact of the reinsurance transaction described below results in an increase in reinsurance ceded:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Direct charges and fee income	$690	$697
Reinsurance assumed	—	—
Reinsurance ceded - Equitable America	(327)	—
Reinsurance ceded - third party	(156)	(173)
Policy charges and fee income	$207	$524

Direct premiums	$202	$205
Reinsurance assumed	39	52
Reinsurance ceded - Equitable America	(45)	—
Reinsurance ceded - third party	(63)	(60)
Premiums	$133	$197

Direct policyholders’ benefits	$676	$708
Reinsurance assumed	39	37
Reinsurance ceded - Equitable America	(188)	—
Reinsurance ceded - third party	(160)	(127)
Policyholders’ benefits	$367	$618

Direct Interest credited to policyholders’ account balances	$478	$464
Reinsurance assumed	—	—
Reinsurance ceded - Equitable America	(154)	—
Reinsurance ceded - third party	(26)	(29)
Interest credited to policyholders’ account balances	$298	$435
Ceded Reinsurance
The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Company generally retains on a per life basis up to $25 million for single lives and $30 million for joint lives with the

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
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
There is a diverse pool of assets supporting the funds withheld and NI modco arrangement with Equitable America. The following table summarizes the composition of the pool of assets:

	March 31, 2024
	Carrying Value	Fair Value
	(in millions)
Fixed maturities	$23,765	$23,765
Mortgage loans on real estate	8,291	7,270
Policy loans	253	254
Other equity investments	231	231
Other invested assets	9,811	9,811
Total assets supporting funds withheld	$42,351	$41,331
______________
(1)Other invested assets includes derivatives and cash and cash equivalents.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, (Unaudited), Continued
The impact of the funds withheld and NI modco arrangement with Equitable America was as follows:

Three Months Ended March 31, 2024
(in millions)
Net derivative gains (losses):
Freestanding derivatives	$899
Embedded derivatives	(955)
Net derivative gains (losses)	(56)
Net investment income (loss)	345
Investment gains (losses), net	(36)
Income (loss) from continuing operations, before income taxes	253
Income tax (expense) benefit	(53)
Net income (loss)	200

Change in unrealized gains (losses), net of income taxes	(174)
Comprehensive income (loss)	$26
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
The following table summarizes the ceded purchased market risk benefits, internal reinsurance recoverable and third-party recoverables including amount due to reinsurance and assumed reserves:

	March 31, 2024	December 31, 2023
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits	$14,689	$16,729
Reinsurance recoverables related to insurance contracts	20,655	20,636
Related party - Equitable America (1)	13,464	13,492
Third parties	7,191	7,144
Top reinsurers:
First Allmerica-GAF	3,494	3,605
Venerable Insurance and Annuity Company (A- KBRA (IFRS) rating)	1,137	1,057
Ceded group health reserves	12	14
Amount due to reinsurers	157	216
Top reinsurers:
First Allmerica-GAF	72	73
Assumed Reinsurance:
Reinsurance assumed reserves	718	731
______________
(1)Includes ceded PAB on NI Modco portion of the Reinsurance Treaty of $34.4 billion offset by $(31.3) billion of modco payable for the same portion of the Reinsurance Treaty.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is presented pursuant to General Instruction (H)(2)(a) of Form 10-Q. The management’s narrative that follows should be read in conjunction with the consolidated financial statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Note Regarding Forward-looking Statements and Information” included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in Equitable Financial’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The management’s narrative that follows represents a discussion and analysis of Equitable Financial’s financial condition and results of operations and not the financial condition and results of operations of Equitable Holdings, Inc. (“Holdings”).
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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, persistent inflationary pressures, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The Russian invasion of the Ukraine the Israel-Hamas war and the potential for broader regional hostilities, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
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
We will continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Risk Factors-Risks Relating to Conditions in the Financial Markets and Economy” and “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on the 2023 Form 10-K.

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
The NAIC is evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments. Insurers are required to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2024 financial statement filings, although the NAIC announced in March 2024 that implementation is expected to be delayed by a year to allow more time to develop the modeling methodology. The delay requires an amendment to the Purposes and Procedures Manual, which the NAIC is likely to adopt in August 2024.
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice, and to amend various existing prohibited transaction exemptions (“PTEs”) that financial professionals rely on when making recommendations. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs. We are evaluating the potential impact of these developments on our business, particularly as it pertains to the sale of insurance products to retirement investors.
For additional information on the regulatory developments and risk we face, see “Business—Regulation” in the Annual Report on Form 10-K for the year ended December 31, 2023 and “Risk Factors—Legal and Regulatory Risks” in the 2023 Form 10-K.
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

The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Three Months Ended March 31,
	2024	2023
	(in millions)
REVENUES
Policy charges and fee income	$207	$524
Premiums	133	197
Net derivative gains (losses)	(321)	(841)
Net investment income (loss)	934	858
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(19)	(64)
Other investment gains (losses), net	(19)	(14)
Total investment gains (losses), net	(38)	(78)
Investment management and service fees	56	165
Amortization of reinsurance deposit liabilities	155	31
Other income	224	63
Total revenues	1,350	919

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	367	618
Remeasurement of liability for future policy benefits	16	13
Change in market risk benefits and purchased market risk benefits	11	24
Interest credited to policyholders’ account balances	298	435
Compensation and benefits	47	55
Commissions	254	194
Interest expense	—	3
Amortization of deferred policy acquisition costs	130	122
Other operating costs and expenses	288	175
Total benefits and other deductions	1,411	1,639
Income (loss) from continuing operations, before income taxes	(61)	(720)
Income tax (expense) benefit	8	701
Net income (loss)	(53)	(19)
Less: Net income (loss) attributable to the noncontrolling interest	1	—
Net income (loss) attributable to Equitable Financial	$(54)	$(19)

The following discussion compares the results for the three months ended March 31, 2024 to the three months ended March 31, 2023.
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Net Income (Loss) Attributable to Equitable Financial
Equitable Financial net loss increased $(35) million to a net loss of $(54) million for the three months ended March 31, 2024 from net loss of $(19) million for the three months ended March 31, 2023. The following were notable changes in net income (loss):
Unfavorable items included:
•Fee-type revenue decreased by $205 million mainly due to the ceding of assets, partially offset by reimbursements of expenses and the recognition of deferred revenue on deposit accounting from the Reinsurance Treaty.

•Compensation, benefits, interest and other operating expenses increased by $102 million mainly due to an increase in legal expenses.
•Commissions increased by $60 million mainly due to higher distributions expenses from Equitable America’s wholesale products, which are reimbursed by Equitable America in other income.
•Income tax benefit decreased by $693 million primarily due to a partial release of the valuation allowance of $586 million on the deferred tax asset for the three months ended March 31, 2023 and less pre-tax losses in the three months ended March 31, 2024.
These were partially offset by the following favorable items:
•Net derivative losses decreased by $520 million due to net embedded derivatives losses related to funds withheld and modified coinsurance portfolios related to Reinsurance Treaty partially offset by equity market appreciation during the three months ended March 31, 2024.
•Policyholders’ benefits decreased by $251 million mainly due to ceded policyholders’ benefits and reserves from the Reinsurance Treaty.
•Interest credited to policyholders’ account balances decreased by $137 million mainly due to ceded interest credit as a result of the Reinsurance Treaty.
•Net investment income increased by $76 million mainly due to higher investment yields, higher assets and higher income from alternative investments.
•Investment losses decreased by $40 million mainly due to credit losses recognized in the first quarter of 2023 when intending to sell securities in an unrealized loss position in anticipation of the Company’s ordinary dividend to Holdings.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk described in the Annual Report on Form 10-K for the year ended December 31, 2023 in “Quantitative and Qualitative Disclosures About Market Risk”.

Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Due to the material weakness described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 .
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
Remediation Status of Material Weakness
Management continues to execute its plan moving towards remediation of the material weakness. Since identifying the material weakness, management is in the process of designing and implementing new controls to capture the completeness and accuracy of the Internal Reinsurance Treaty contractual terms. The material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness is not remediated as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
Other than as described above, with respect to ongoing remediation efforts, there were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 17 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions” included in our 2023 Annual Report on Form 10-K.
Item 1A. Risk Factors
You should carefully consider the risks described in the “Risk Factors” section included in the 2023 Form 10-K. Risks to which we are subject also include, but are not limited to, the factors mentioned under “Note Regarding Forward-Looking Statements and Information” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Insider Trading Arrangements During the Three Months Ended March 31, 2024
None of our Section 16 officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K of the Securities Act of 1933, as amended).
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

Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.

Fee-Type Revenue	Revenue from fees and related items, including policy charges and fee income, premiums, investment management and service fees, amortization of reinsurance deposit liabilities and other income.

Gross Premiums	First year premium and deposits and renewal premium and deposits.

Invested assets	Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments and short-term investments.

Premium and deposits	Amounts a policyholder agrees to pay for an insurance policy or annuity contract that may be paid in one or a series of payments as defined by the terms of the policy or contract.

Reinsurance	Insurance policies purchased by insurers to limit the total loss they would experience from an insurance claim.

Renewal premium and deposits	Premiums and deposits after the first twelve months of the policy or contract.

Risk-based capital (“RBC”)	Rules to determine insurance company statutory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”).

Product Terms

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of an annuity to be paid for life.

Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.

Benefit base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same benefit base.

Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the policyholder when the contract or policy is voluntarily terminated prematurely.

Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity benefit base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.

EQUI-VEST Group (“EG”)	A traditional variable deferred annuity without enhanced guaranteed benefits with single and ongoing premiums sold in the tax-exempt 403(b)/(457(b) markets.

EQUI-VEST Individual (“EI”)	A traditional variable deferred annuity without enhanced guaranteed benefits sold in the individual market.

Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life-contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

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

Date: May 9, 2024	EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2024	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)