Form 10-Q
period 2024-06-30
Equitable Financial Life Insurance Co
filed 2024-08-12
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2024, 2,000,000 shares of the registrant’s Common Stock, $1.25 par value were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $61,707 and $61,884) (allowance for credit losses of $4 and $4)	$53,935	$55,165
Mortgage loans on real estate (net of allowance for credit losses of $229 and $277)	17,946	17,877
Policy loans	3,742	3,667
Other equity investments (1)	3,323	3,162
Trading securities, at fair value	756	257
Other invested assets	5,166	5,952
Total investments	84,868	86,080
Cash and cash equivalents	3,838	2,833
Deferred policy acquisition costs	4,722	4,759
Amounts due from reinsurers (allowance for credit losses of $9 and $7)	20,383	20,636
Loans to affiliates	1,900	1,900
Current and deferred income taxes	3,015	2,755
Purchased market risk benefits	14,185	16,729
Other assets	5,263	5,326
Assets for market risk benefits	763	574
Separate Accounts assets	125,406	121,497
Total Assets	$264,343	$263,089
LIABILITIES
Policyholders’ account balances	$84,614	$82,990
Liability for market risk benefits	12,568	14,570
Future policy benefits and other policyholders' liabilities	16,474	16,573
Broker-dealer related payables	440	796
Amounts due to reinsurers	179	216
Funds withheld payable	9,747	10,603
Reinsurance deposit liabilities	14,628	14,965
Other liabilities	2,708	2,496
Separate Accounts liabilities	125,406	121,497
Total Liabilities	$266,764	$264,706
Redeemable noncontrolling interest (2)	$30	$24
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	6,893	6,895
Accumulated deficit	(1,604)	(1,600)
Accumulated other comprehensive income (loss)	(7,742)	(6,938)
Total Equity	(2,451)	(1,641)
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$264,343	$263,089
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Policy charges and fee income	$183	$183	$390	$707
Premiums	119	156	252	353
Net derivative gains (losses)	(221)	(221)	(542)	(1,062)
Net investment income (loss)	866	885	1,800	1,743
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(14)	(14)	(33)	(78)
Other investment gains (losses), net	(4)	(44)	(23)	(58)
Total investment gains (losses), net	(18)	(58)	(56)	(136)
Investment management and service fees	57	68	113	233
Amortization of reinsurance deposit liabilities	184	159	339	190
Other income	225	213	449	276
Total revenues	1,395	1,385	2,745	2,304

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	350	335	717	953
Remeasurement of liability for future policy benefits	(2)	(14)	14	(1)
Change in market risk benefits and purchased market risk benefits	27	(92)	38	(68)
Interest credited to policyholders’ account balances	308	312	606	747
Compensation and benefits	46	48	93	103
Commissions	264	225	518	419
Interest expense	—	—	—	3
Amortization of deferred policy acquisition costs	125	123	255	245
Other operating costs and expenses	212	214	500	389
Total benefits and other deductions	1,330	1,151	2,741	2,790
Income (loss) from continuing operations, before income taxes	65	234	4	(486)
Income tax (expense) benefit	(16)	189	(8)	890
Net income (loss)	49	423	(4)	404
Less: Net income (loss) attributable to the noncontrolling interest (1)	—	1	1	1
Net income (loss) attributable to Equitable Financial	$49	$422	$(5)	$403
______________
(1)See Note 14 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$49	$423	$(4)	$404

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	(367)	(546)	(802)	963
Change in market risk benefits - instrument-specific credit risk	(161)	(88)	(144)	845
Change in liability for future policy benefits - current discount rate	58	73	141	(36)
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	—	—	1	—
Other comprehensive income (loss), net of income taxes	(470)	(561)	(804)	1,772
Comprehensive income (loss)	(421)	(138)	(808)	2,176
Less: Comprehensive income (loss) attributable to the noncontrolling interest (1)	—	1	1	1
Comprehensive income (loss) attributable to Equitable Financial	$(421)	$(139)	$(809)	$2,175
_____________
(1)See Note 13 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Three Months Ended June 30,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$2	$6,884	$(1,653)	$(7,272)	(2,039)
Dividend to parent company	—	—	—	—	—
Net income (loss)	—	—	49	—	49
Other comprehensive income (loss)	—	—	—	(470)	(470)
Other	—	9	—	—	9
Balance, June 30, 2024	$2	$6,893	$(1,604)	$(7,742)	$(2,451)

Balance, beginning of period	$2	$8,524	$(1,776)	$(5,522)	$1,228
Dividend to parent company	—	(1,050)	—	—	(1,050)
Net income (loss)	—	—	422	—	422
Other comprehensive income (loss)	—	—	—	(561)	(561)
Other	—	9	—	—	9
Balance, June 30, 2023	$2	$7,483	$(1,354)	$(6,083)	$48

	Six Months Ended June 30,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$2	$6,895	$(1,600)	$(6,938)	$(1,641)
Dividend to parent company	—	(4)	—	—	(4)
Net income (loss)	—	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	(804)	(804)
Other	—	2	—	—	2
Balance, June 30, 2024	$2	$6,893	$(1,604)	$(7,742)	$(2,451)

Balance, beginning of period	$2	$8,536	$(1,757)	$(7,855)	$(1,074)
Dividend to parent company	—	(1,050)		—	(1,050)
Net income (loss)	—	—	403	—	403
Other comprehensive income (loss)	—	—	—	1,772	1,772
Other	—	(3)	—	—	(3)
Balance, June 30, 2023	$2	$7,483	$(1,354)	$(6,083)	$48

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(4)	$404
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	606	747
Policy charges and fee income	(390)	(707)
Net derivative (gains) losses	542	1,062
Credit and intent to sell losses on available for sale debt securities and loans	33	78
Investment (gains) losses, net	23	58
Realized and unrealized (gains) losses on trading securities	(15)	(15)
Non-cash long-term incentive compensation expense	22	19
Amortization and depreciation	78	124
Equity (income) loss from limited partnerships	(86)	(14)
Remeasurement of liability for future policy benefits	14	(1)
Change in market risk benefits	38	(68)
Changes in:
Reinsurance recoverable	638	(1,122)
Capitalization of deferred policy acquisition costs	(257)	(253)
Funds withheld payable	105	(13)
Future policy benefits	250	30
Current and deferred income taxes	(53)	(891)
Other, net	(60)	210
Net cash provided by (used in) operating activities	$1,484	$(352)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$3,150	$4,474
Mortgage loans on real estate	456	236
Trading account securities	88	111
Short-term investments	550	949
Other	138	304
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(2,978)	(2,032)
Mortgage loans on real estate	(578)	(1,114)
Trading account securities	(579)	(126)
Short-term investments	(371)	(1,072)
Other	(159)	(425)
Cash settlements related to derivative instruments, net	(1,106)	(469)
Investment in capitalized software, leasehold improvements and EDP equipment	(51)	(27)
Other, net	(91)	(56)
Net cash provided by (used in) investing activities	$(1,531)	$753

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,864	$5,695
Withdrawals	(6,209)	(4,778)
Transfers (to) from Separate Accounts	874	679
Payments of market risk benefits	(13)	(194)
Changes in securities lending payable	36	29
Change in collateralized pledged assets	(77)	(45)
Change in collateralized pledged liabilities	3,568	1,939
Shareholder dividend paid	(4)	(1,050)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	13	3
Other, net	—	(1)
Net cash provided by (used in) financing activities	$1,052	$2,277

Change in cash and cash equivalents	1,005	2,678
Cash and cash equivalents, beginning of period	2,833	797
Cash and cash equivalents, end of period	$3,838	$3,475

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$4	$9
Securities exchanged for other equity investment	$110	$—

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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “second quarter 2024” and “second quarter 2023” refer to the three months ended June 30, 2024 and 2023, respectively. The terms “first six months of 2024” and “first six months of 2023” refer to the six months ended June 30, 2024 and 2023, respectively.
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
Consolidated VIEs
As of June 30, 2024 and December 31, 2023, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in other invested assets and mortgage loans on real estate in the Company’s consolidated balance sheets at June 30, 2024 and December 31, 2023 are total assets of $1.3 billion and $1.1 billion, respectively related to these VIEs.
Non-Consolidated VIEs
As of June 30, 2024 and December 31, 2023, respectively, the Company held approximately $2.7 billion and $2.5 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as the primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $342.7 billion and $268.5 billion as of June 30, 2024 and December 31, 2023, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.7 billion and $2.5 billion and approximately $1.0 billion and $1.2 billion of unfunded commitments as of June 30, 2024 and December 31, 2023, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of June 30, 2024 and December 31, 2023 was $535 million and $528 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and six months ended June 30, 2024 and 2023.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2024
Fixed Maturities:
Corporate (1)	$42,209	$4	$157	$5,774	$36,588
U.S. Treasury, government and agency	5,677	—	—	1,356	4,321
States and political subdivisions	432	—	2	71	363
Foreign governments	657	—	1	126	532
Residential mortgage-backed (2)	1,642	—	2	138	1,506
Asset-backed (3)	7,645	—	29	72	7,602
Commercial mortgage-backed	3,389	—	1	425	2,965
Redeemable preferred stock	56	—	2	—	58
Total at June 30, 2024	$61,707	$4	$194	$7,962	$53,935

December 31, 2023:
Fixed Maturities:
Corporate (1)	$42,014	$4	$217	$4,960	$37,267
U.S. Treasury, government and agency	5,639	—	2	1,102	4,539
States and political subdivisions	525	—	9	64	470
Foreign governments	689	—	2	110	581
Residential mortgage-backed (2)	1,469	—	3	128	1,344
Asset-backed (3)	8,092	—	20	107	8,005
Commercial mortgage-backed	3,400	—	1	501	2,900
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2023	$61,884	$4	$257	$6,972	$55,165
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of June 30, 2024 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
June 30, 2024:
Contractual maturities:
Due in one year or less	$1,720	$1,699
Due in years two through five	12,032	11,534
Due in years six through ten	12,449	11,344
Due after ten years	22,770	17,227
Subtotal	48,971	41,804
Residential mortgage-backed	1,642	1,506
Asset-backed	7,645	7,602
Commercial mortgage-backed	3,389	2,965
Redeemable preferred stock	56	58
Total at June 30, 2024	$61,703	$53,935

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Proceeds from sales	$309	$2,233	$753	$2,961
Gross gains on sales	$2	$5	$2	$7
Gross losses on sales	$(3)	$(46)	$(27)	$(64)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(3)	$(7)	$(5)	$(62)

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$48	$87	$48	$36
Previously recognized impairments on securities that matured, paid, prepaid or sold	(4)	(52)	(8)	(55)
Recognized impairments on securities impaired to fair value this period (1) (2)	—	—	—	50
Credit losses recognized this period on securities for which credit losses were not previously recognized	3	6	6	9
Additional credit losses this period on securities previously impaired	3	3	4	4
Balance, end of period	$50	$44	$50	$44
______________
(1)Represents circumstances where the Company determined in the current period that it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
(2)Amounts reflected for the six months ended June 30, 2023 represent AFS fixed maturities in an unrealized loss position, which the Company sold in anticipation of the Company’s ordinary dividend to Holdings.
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended June 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, beginning of period	$(7,274)	$17	$344	$(6,913)
Net investment gains (losses) arising during the period	(499)	—	—	(499)
Reclassification adjustment:
Included in net income (loss)	4	—	—	4
Excluded from net income (loss)	—	—	—	—
Other	—	—	(5)	(5)
Impact of net unrealized investment gains (losses)	—	2	103	105
Net unrealized investment gains (losses) excluding credit losses	(7,769)	19	442	(7,308)
Net unrealized investment gains (losses) with credit losses	1	—	—	1
Balance, end of period	$(7,768)	$19	$442	$(7,307)

	Three Months Ended June 30, 2023
Balance, beginning of period	$(7,609)	$18	$422	$(7,169)
Net investment gains (losses) arising during the period	(629)	—	—	(629)
Reclassification adjustment:
Included in net income (loss)	50	—	—	50
Excluded from net income (loss)	—	—	—	—
Other	—	—	(122)	(122)
Impact of net unrealized investment gains (losses)	—	(7)	123	116
Net unrealized investment gains (losses) excluding credit losses	(8,188)	11	423	(7,754)
Net unrealized investment gains (losses) with credit losses	1	—	—	1
Balance, end of period	$(8,187)	$11	$423	$(7,753)

	Six Months Ended June 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(6,715)	$13	$227	$(6,475)
Net investment gains (losses) arising during the period	(1,080)	—	—	(1,080)
Reclassification adjustment:
Included in net income (loss)	30	—	—	30
Other	—	—	(5)	(5)
Impact of net unrealized investment gains (losses)	—	6	219	225

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Net unrealized investment gains (losses) excluding credit losses	(7,765)	19	441	(7,305)
Net unrealized investment gains (losses) with credit losses	(3)	—	1	(2)
Balance, end of period	$(7,768)	$19	$442	$(7,307)

	Six Months Ended June 30, 2023
Balance, beginning of period	$(9,116)	$21	$421	$(8,674)
Net investment gains (losses) arising during the period	815	—	—	815
Reclassification adjustment:
Included in net income (loss)	120	—	—	120
Other	—	—	195	195
Impact of net unrealized investment gains (losses)	—	(10)	(194)	(204)
Net unrealized investment gains (losses) excluding credit losses	(8,181)	11	422	(7,748)
Net unrealized investment gains (losses) with credit losses	(6)	—	1	(5)
Balance, end of period	$(8,187)	$11	$423	$(7,753)
_____________
(1)Certain balances were revised from previously filed financial statements.

The following tables disclose the fair values and gross unrealized losses of the 3,993 issues as of June 30, 2024 and the 3,986 issues as of December 31, 2023 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2024
Fixed Maturities:
Corporate	$3,350	$120	$27,919	$5,650	$31,269	$5,770
U.S. Treasury, government and agency	12	—	4,252	1,356	4,264	1,356
States and political subdivisions	43	—	223	71	266	71
Foreign governments	35	2	474	124	509	126
Residential mortgage-backed	302	2	968	136	1,270	138
Asset-backed	714	2	1,171	70	1,885	72
Commercial mortgage-backed	93	9	2,802	416	2,895	425
Total at June 30, 2024	$4,549	$135	$37,809	$7,823	$42,358	$7,958

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2023:
Fixed Maturities:
Corporate	$1,693	$119	$29,617	$4,839	$31,310	$4,958
U.S. Treasury, government and agency	111	2	4,361	1,100	4,472	1,102
States and political subdivisions	10	—	244	64	254	64
Foreign governments	8	1	514	109	522	110
Residential mortgage-backed	74	1	1,030	127	1,104	128
Asset-backed	238	—	5,499	107	5,737	107
Commercial mortgage-backed	62	11	2,796	490	2,858	501
Total at December 31, 2023	$2,196	$134	$44,061	$6,836	$46,257	$6,970
The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.0% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of June 30, 2024 and December 31, 2023 were $379 million and $360 million, respectively, representing 15.5% and 21.9% of the total consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of June 30, 2024 and December 31, 2023, respectively, approximately $2.0 billion and $2.5 billion, or 3.3% and 4.1%, of the $61.7 billion and $61.9 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $101 million and $102 million as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, respectively, the $7.8 billion and $6.8 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either June 30, 2024 or December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of June 30, 2024, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
Beginning in 2023, the Company has entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of June 30, 2024 and December 31, 2023, the estimated fair value of loaned securities was $128 million and $91 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of June 30, 2024 and December 31, 2023, cash collateral received in the amount of $131 million and $93 million was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the June 30, 2024 and December 31, 2023.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Mortgage Loans on Real Estate
In September 2023, the Company began investing in residential mortgage loans. Accrued interest receivable on commercial, agricultural and residential mortgage loans as of June 30, 2024 and December 31, 2023 was $86 million and $81 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the six months ended June 30, 2024 and 2023.
As of June 30, 2024, the Company foreclosed on one commercial mortgage loan that had an amortized cost of $108 million and an associated allowance of $54 million, that it re-acquired as wholly owned real estate with a cost of $56 million. As of June 30, 2024 and December 31, 2023, there were no other mortgage loans for which foreclosure was probable.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$284	$133	$270	$123
Current-period provision for expected credit losses	9	7	23	17
Write-offs charged against the allowance	(75)	—	(75)	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	(66)	7	(52)	17
Balance, end of period	$218	$140	$218	$140

Agricultural mortgages:
Balance, beginning of period	$6	$6	$6	$6
Current-period provision for expected credit losses	3	(1)	3	(1)
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	3	(1)	3	(1)
Balance, end of period	$9	$5	$9	$5

Residential mortgages:
Balance, beginning of period	$3	$—	$1	$—
Current-period provision for expected credit losses	(1)	—	1	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	(1)	—	1	—
Balance, end of period	$2	$—	$2	$—

Total allowance for credit losses	$229	$145	$229	$145

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3)

	June 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$—	$251	$140	$130	$35	$1,574	$—	$—	$2,130
50% - 70%	73	706	1,326	664	716	2,305	495	206	6,491
70% - 90%	—	242	1,276	1,145	515	1,695	77	36	4,986
90% plus	—	—	467	158	91	833	—	—	1,549
Total commercial	$73	$1,199	$3,209	$2,097	$1,357	$6,407	$572	$242	$15,156

Agricultural:
0% - 50%	$23	$101	$159	$188	$248	$903	$—	$—	$1,622
50% - 70%	97	60	140	149	172	306	—	—	924
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$120	$161	$299	$337	$420	$1,225	$—	$—	$2,562

Total commercial and agricultural mortgage loans:
0% - 50%	$23	$352	$299	$318	$283	$2,477	$—	$—	$3,752
50% - 70%	170	766	1,466	813	888	2,611	495	206	7,415
70% - 90%	—	242	1,276	1,145	515	1,711	77	36	5,002
90% plus	—	—	467	158	91	833	—	—	1,549
Total commercial and agricultural mortgage loans	$193	$1,360	$3,508	$2,434	$1,777	$7,632	$572	$242	$17,718

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Debt Service Coverage (“DSC”) Ratios (2) (3)

	June 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$—	$175	$693	$1,222	$1,131	$3,527	$—	$—	$6,748
1.8x to 2.0x	—	—	—	208	166	549	231	206	1,360
1.5x to 1.8x	—	141	808	143	—	992	113	—	2,197
1.2x to 1.5x	—	463	1,168	429	60	838	—	—	2,958
1.0x to 1.2x	73	412	369	61	—	443	228	36	1,622
Less than 1.0x	—	8	171	34	—	58	—	—	271
Total commercial	$73	$1,199	$3,209	$2,097	$1,357	$6,407	$572	$242	$15,156

Agricultural:
Greater than 2.0x	$8	$7	$42	$34	$59	$182	$—	$—	$332
1.8x to 2.0x	11	17	24	55	29	80	—	—	216
1.5x to 1.8x	47	12	49	28	110	206	—	—	452
1.2x to 1.5x	20	46	105	140	158	428	—	—	897
1.0x to 1.2x	23	47	55	69	56	297	—	—	547
Less than 1.0x	11	32	24	11	8	32	—	—	118
Total agricultural	$120	$161	$299	$337	$420	$1,225	$—	$—	$2,562

Total commercial and agricultural mortgage loans:
Greater than 2.0x	$8	$182	$735	$1,256	$1,190	$3,709	$—	$—	$7,080
1.8x to 2.0x	11	17	24	263	195	629	231	206	1,576
1.5x to 1.8x	47	153	857	171	110	1,198	113	—	2,649
1.2x to 1.5x	20	509	1,273	569	218	1,266	—	—	3,855
1.0x to 1.2x	96	459	424	130	56	740	228	36	2,169
Less than 1.0x	11	40	195	45	8	90	—	—	389
Total commercial and agricultural mortgage loans	$193	$1,360	$3,508	$2,434	$1,777	$7,632	$572	$242	$17,718
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
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	June 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Performance indicators:
Performing	$—	$263	$117	$72	$2	$2	$456
Nonperforming	—	—	—	—	—	—	—
Total	$—	$263	$117	$72	$2	$2	$456

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Performance indicators:
Performing	$98	$121	$74	$2	$1	$2	$298
Nonperforming	—	—	—	—	—	—	—
Total	$98	$121	$74	$2	$1	$2	$298
Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
June 30, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$15,123	$15,123	$33	$15,156	$—	$—
Agricultural	16	6	27	49	2,477	2,526	36	2,562	—	—
Residential	—	—	—	—	456	456	—	456	—	—
Total	$16	$6	$27	$49	$18,056	$18,105	$69	$18,174	$—	$—
December 31, 2023:
Mortgage loans:
Commercial	$32	$—	$—	$32	$15,045	$15,077	$234	$15,311	$—	$7
Agricultural	7	5	40	52	2,474	2,526	19	2,545	—	—
Residential	—	—	—	—	298	298	—	298	—	—
Total	$39	$5	$40	$84	$17,817	$17,901	$253	$18,154	$—	$7
_______________
(1)Amounts presented at amortized cost basis.
As of June 30, 2024 and December 31, 2023, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $36 million and $127 million, respectively.
Troubled Debt Restructuring
There was one TDR during the three months ended June 30, 2024. The Company granted a modification splitting the commercial mortgage loan into two notes. One note retaining the original loan terms and the second note with an increased interest rate to market terms and required management of excess cash. The loans have an amortized cost of $65.2 million. The impact to Investment income or gains (losses) as a result of this modification for the three months ended June 30, 2024 was not material to the consolidated financial statements.
During 2023, the Company granted modification of interest rates on four commercial mortgage loans, but not to market terms and required management of excess cash. The loans have an amortized cost of $236 million which represents 1.5% of total commercial mortgage loans. Two of the four loans also have term extensions of 17 months to 4 years. The impact to Investment income or gains (losses) as a result of these modifications in 2023 was not material to the consolidated financial statements. For the accounting policy pertaining to our TDRs see Note 2 of the Notes to these Consolidated Financial Statements.
The above modifications are performing in accordance with their restructured terms.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$(5)	$7	$10	$6
Net investment gains (losses) recognized on securities sold during the period	2	(2)	1	(2)
Unrealized and realized gains (losses) on equity securities	$(3)	$5	$11	$4
Trading Securities
As of June 30, 2024 and December 31, 2023, respectively, the fair value of the Company’s trading securities was $756 million and $257 million. As of June 30, 2024 and December 31, 2023, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $55 million and $48 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$—	$4	$15	$17
Net investment gains (losses) recognized on securities sold during the period	—	(1)	—	(2)
Unrealized and realized gains (losses) on trading securities	—	3	15	15
Interest and dividend income from trading securities	4	2	5	4
Net investment income (loss) from trading securities	$4	$5	$20	$19
Net Investment Income
The following tables provide the components of net investment income by investment type:

	Three Months Ended June 30,
	2024			2023
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$386	$255	$641	$416	$272	$688
Mortgage loans on real estate	145	83	228	111	87	198
Policy loans	46	4	50	49	—	49
Other equity investments	41	4	45	49	(35)	14
Trading securities	4	—	4	5	—	5
Other investment income	(23)	11	(12)	6	1	7
Gross investment income (loss)	599	357	956	636	325	961
Investment expenses	(58)	(32)	(90)	(46)	(30)	(76)
Net investment income (loss)	$541	$325	$866	$590	$295	$885

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30,
	2024			2023
	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$777	$527	$1,304	$1,087	$272	$1,359
Mortgage loans on real estate	287	169	456	288	87	375
Policy loans	94	7	101	97	—	97
Other equity investments	96	12	108	70	(35)	35
Trading securities	20	—	20	19	—	19
Other investment income	(29)	16	(13)	12	1	13
Gross investment income (loss)	1,245	731	1,976	1,573	325	1,898
Investment expenses	(110)	(66)	(176)	(125)	(30)	(155)
Net investment income (loss)	$1,135	$665	$1,800	$1,448	$295	$1,743
_______________
(1)“NI Modco” represents modco arrangement on non-insulated Separate Accounts as part of the Reinsurance Treaty with Equitable America.
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended June 30,
	2024			2023
	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$(3)	$(1)	$(4)	$(15)	$(34)	$(49)
Mortgage loans on real estate	(12)	(1)	(13)	(5)	(2)	(7)
Other equity investments (1)	—	—	—	—	—	—
Other	(1)	—	(1)	(2)	—	(2)
Investment gains (losses), net	$(16)	$(2)	$(18)	$(22)	$(36)	$(58)

	Six Months Ended June 30,
	2024			2023
	Excluding Funds Withheld and NI Modco	Funds Withheld Assets and NI Modco	Total	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$(6)	$(24)	$(30)	$(86)	$(34)	$(120)
Mortgage loans on real estate	(15)	(14)	(29)	(14)	(2)	(16)
Other equity investments	—	—	—	—	—	—
Other	3	—	3	—	—	—
Investment gains (losses), net	$(18)	$(38)	$(56)	$(100)	$(36)	$(136)
For the three and six months ended June 30, 2024 and 2023, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million $1 million, $0 million and $1 million.

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
For GMxB features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual experience compared to expected actuarial assumptions for mortality, lapse and surrender, withdrawal and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMxB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps and a portion of exposure to credit risk is hedged using total return swaps on fixed income indices. Additionally, the Company is party to total return swaps for which the reference U.S. Treasury securities are contemporaneously purchased from the market and sold to the swap counterparty. As these transactions result in a transfer of control of the U.S. Treasury securities to the swap counterparty, the Company derecognizes these securities with consequent gain or loss from the sale. The Company has also purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. The reinsurance of these features is accounted for as purchased market risk benefits. In addition, on June 1, 2021, we ceded legacy variable annuity policies sold by Equitable Financial between 2006-2008 (the “Block”), comprised of non-New York “Accumulator” policies containing fixed rate GMIB and/or GMDB guarantees to CS Life. As this contract provides full risk transfer and thus has the same risk attributes as the underlying direct contracts, the benefits of this treaty are accounted for in the same manner as the underlying gross reserves and therefore the amounts due from reinsurers related to the GMIB and GMDB are accounted for as purchased market risk benefits.
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
The following table presents the gross notional amount and fair value of the Company’s derivatives:
Derivative Instruments by Category

	June 30, 2024
			Fair Value
	Notional Amount	Notional Amount- FWH and NI Modco	Derivative Assets	Derivative Assets - FWH and NI Modco	Derivative Liabilities	Derivative Liabilities - FWH and NI Modco	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$2,629	$—	$99	$—	$92	$—	$7
Interest swaps	952	—	—	—	328	—	(328)
Total: designated for hedge accounting	3,581	—	99	—	420	—	(321)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2024
			Fair Value
	Notional Amount	Notional Amount- FWH and NI Modco	Derivative Assets	Derivative Assets - FWH and NI Modco	Derivative Liabilities	Derivative Liabilities - FWH and NI Modco	Net Derivatives
	(in millions)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	2,349	3,206	—	—	—	—	—
Swaps	840	14,197	3	51	—	17	37
Options	9,311	44,777	3,091	12,019	728	2,464	11,918
Interest rate contracts:
Futures	1,533	6,164	—	—	—	—	—
Swaps	526	2,055	1	17	4	16	(2)
Credit contracts:
Credit default swaps	102	—	—	—	1	—	(1)
Currency contracts:
Currency swaps	803	—	3	—	4	—	(1)
Other freestanding contracts:
Margin	—	—	99	204	—	—	303
Collateral	—	—	113	—	11,711	—	(11,598)
Total: Not designated for hedge accounting	15,464	70,399	3,310	12,291	12,448	2,497	656

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2) (5)	—	—	8,960	—	11,756	—	(2,796)
Funds withheld payable (3)	—	—	—	—	(87)	—	87
Modco payable (4)	—	—	(183)	—	—	—	(183)
Total embedded derivatives	—	—	8,777	—	11,669	—	(2,892)

Total derivative instruments	$19,045	$70,399	$12,186	$12,291	$24,537	$2,497	$(2,557)
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
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2024					Six Months Ended June 30, 2024
	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivative instruments:
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency/Interest rate contracts:
Currency swaps	$—	$—	$4	$(5)	$22	$1	$—	$7	$(23)	$38
Interest swaps	—	—	(17)	—	13	—	—	(14)	—	6
Total: designated for hedge accounting	—	—	(13)	(5)	35	1	—	(7)	(23)	44
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	15	(33)	—	—	—	115	(46)	—	—	—
Swaps	(10)	(87)	—	—	—	(158)	(1,050)	—	—	—
Options	217	770	—	—	—	656	2,732	—	—	—
Interest rate contracts:
Futures	(18)	35	—	—	—	(55)	85	—	—	—
Swaps	(15)	(74)	—	—	—	(43)	(210)	—	—	—
Swaptions	—	—	—	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	—	—	—	—	—	—
Currency contracts:
Currency swaps	1	—	—	—	—	14	—	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2024					Six Months Ended June 30, 2024
	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Total: not designated for hedge accounting	190	611	—	—	—	529	1,511	—	—	—

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features	(255)	—	—	—	—	(854)	—	—	—	—
Funds withheld payable	89	—	—	—	—	1,106	—	—	—	—
Modco payable	(850)	—	—	—	—	(2,822)	—	—	—	—
Total embedded derivatives	(1,016)	—	—	—	—	(2,570)	—	—	—	—

Total derivatives	$(826)	$611	$(13)	$(5)	$35	$(2,040)	$1,511	$(7)	$(23)	$44
______________
(1)    Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    Investment fees of $6 million and $11 million for the three and six months ended June 30, 2024, respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).

	Three Months Ended June 30, 2023					Six Months Ended June 30, 2023
	Net Derivatives Gain (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: Designated for hedge accounting
Cash flow hedges:
Currency Swaps	$2	$—	$2	$8	$3	$10	$—	$5	$(26)	$28
Interest Swaps	(16)	—	—	—	30	(21)	—	—	—	2
Total: Designated for hedge accounting	(14)		2	8	33	(11)		5	(26)	30

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2023					Six Months Ended June 30, 2023
	Net Derivatives Gain (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: Not designated for hedge accounting
Equity contracts:
Futures	58	(158)	—	—	—	(96)	(158)	—	—	—
Swaps	(113)	(591)	—	—	—	(716)	(591)	—	—	—
Options	361	2,032	—	—	—	1,858	2,032	—	—	—
Interest rate contracts:
Futures	(19)	76	—	—	—	(62)	76	—	—	—
Swaps	(61)	5	—	—	—	(14)	5	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	—	—	—	—	—	—
Currency contracts:
Currency swaps	(9)	—	—	—	—	(19)	—	—	—	—
Currency forwards	—	—	—	—	—	—	—	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—	—	—
Total: Not designated for hedge accounting	217	1,364	—	—	—	951	1,364	—	—	—

Embedded Derivatives:
SCS, SIO, MSO and IUL indexed features	(453)	—	—	—	—	(2,027)	—	—	—	—
Funds withheld payable	599	—	—	—	—	599	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2023					Six Months Ended June 30, 2023
	Net Derivatives Gain (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Modco payable	(1,930)	—	—	—	—	(1,930)	—	—	—	—
Total Embedded Derivatives	(1,784)	—	—	—	—	(3,358)	—	—	—	—

Total derivatives instruments	$(1,581)	$1,364	$2	$8	$33	$(2,418)	$1,364	$5	$(26)	$30
______________
(1)    Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    Investment fees of $4 million and $8 million for the three and six months ended June 30, 2023, respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$(21)	$19	$(31)	$22
Amount recorded in AOCI
Currency swaps	19	13	19	6
Interest swaps	(9)	10	(17)	(27)
Total amount recorded in AOCI	10	23	2	(21)
Amount reclassified (to) from income to AOCI
Currency swaps (1)	3	(10)	20	22
Interest swaps (1)	21	20	22	29
Total amount reclassified (to) from income to AOCI	24	10	42	51
Balance, end of period (2)	$13	$52	$13	$52
______________
(1)    Currency swaps income is reported in net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)     The Company does not estimate the amount of the deferred losses in AOCI at three and six months ended June 30, 2024 and 2023 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of June 30, 2024 and December 31, 2023 are exchange-traded and net settled daily in cash. As of June 30, 2024 and December 31, 2023, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $231 million and $248 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $92 million and $100 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $13 million and $14 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of June 30, 2024 and December 31, 2023, respectively, the Company held $11.7 billion and $8.3 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $113 million and $75 million as of June 30, 2024 and December 31, 2023, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of June 30, 2024 and December 31, 2023 there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of June 30, 2024

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$15,700	$12,268	$3,432	$(2,944)	$488
Secured lending	131	—	131	—	131
Other financial assets	1,603	—	1,603	—	1,603
Other invested assets	$17,434	$12,268	$5,166	$(2,944)	$2,222

Liabilities:
Derivative liabilities	$12,422	$12,268	$154	$—	$154
Secured lending	131	—	131	—	131
Other financial liabilities	2,423	—	2,423	—	2,423
Other liabilities	$14,976	$12,268	$2,708	$—	$2,708
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Summarized financial information for the Company’s Closed Block is as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,326	$5,461
Other liabilities	55	57
Total Closed Block liabilities	5,381	5,518

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,924 and $2,945) (allowance for credit losses of $0 and $0)	2,752	2,800
Mortgage loans on real estate (net of allowance for credit losses of $14 and $13)	1,544	1,612
Policy loans	538	554
Cash and other invested assets	10	58
Other assets	185	150
Total assets designated to the Closed Block	5,029	5,174

Excess of Closed Block liabilities over assets designated to the Closed Block	352	344
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $36 and $31	(136)	(115)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$216	$229

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues:
Premiums and other income	$26	$29	$55	$59
Net investment income (loss)	51	52	103	103
Investment gains (losses), net	—	—	(1)	—
Total revenues	77	81	157	162

Benefits and Other Deductions:
Policyholders’ benefits and dividends	64	75	141	158
Other operating costs and expenses	—	—	—	—
Total benefits and other deductions	64	75	141	158
Net income (loss), before income taxes	13	6	16	4
Income tax (expense) benefit	(2)	(1)	(3)	(2)
Net income (loss)	$11	$5	$13	$2

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
6)     DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(in millions)
Term	$326	$338
UL	25	22
VUL	217	182
GMxB Core	1,432	1,483
EQUI-VEST Individual	147	150
Investment Edge	150	150
SCS	1,278	1,282
GMxB Legacy	205	208
EQUI-VEST Group	725	723
Momentum	85	82
Closed Block	112	117
Other	20	22
Total	$4,722	$4,759
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
Changes in the DAC asset were as follows:

	Six Months Ended June 30, 2024
	Term	UL	VUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)	Total
	(in millions)
Balance, beginning of period	$338	$22	$182	$1,483	$150	$150	$1,282	$208	$723	$82	$117	$4,737
Capitalization (2)	7	4	40	28	6	10	110	14	32	5	—	256
Amortization (3)	(19)	(1)	(5)	(69)	(6)	(7)	(106)	(12)	(21)	(2)	(5)	(253)
Recovery of acquisition cost (4)	—	—	—	(10)	(3)	(3)	(8)	(5)	(9)	—	—	(38)
Balance, end of period	$326	$25	$217	$1,432	$147	$150	$1,278	$205	$725	$85	$112	$4,702
______________
(1)“CB” defined as Closed Block.
(2)DAC capitalization of $1 million related to Other not reflected in table above.
(3)DAC amortization of $2 million related to Other not reflected in table above.
(4)Related to the Internal Reinsurance Transaction and is recorded in other income.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2023
	Term	UL	VUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB	Total
	(in millions)
Balance, beginning of period	$362	$20	$112	$1,585	$156	$147	$1,266	$213	$711	$89	$127	$4,788
Capitalization	7	2	36	26	5	12	113	14	33	5	—	253
Amortization	(19)	(1)	(4)	(68)	(6)	(7)	(92)	(12)	(21)	(8)	(5)	(243)
Recovery of acquisition cost	—	—	—	(6)	(2)	(1)	(4)	(2)	(6)	—	—	(21)
Balance, end of period	$350	$21	$144	$1,537	$153	$151	$1,283	$213	$717	$86	$122	$4,777

Changes in the sales inducement assets were as follows:

	Six Months Ended June 30,
	2024		2023
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$126	$179	$137	$200
Capitalization	—	—	—	—
Amortization	(6)	(10)	(6)	(10)
Balance, end of period	$120	$169	$131	$190

Changes in the unearned revenue liability were as follows:

	Six Months Ended June 30,
	2024		2023
	UL	VUL	UL	VUL
	(in millions)
Balance, beginning of period	$105	$551	$95	$525
Capitalization	8	34	9	29
Amortization	(4)	(17)	(3)	(17)
Recovery of unearned revenue	(1)	—	(1)	—
Balance, end of period	$108	$568	$100	$537

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of June 30, 2024 and December 31, 2023, no assets or liabilities were required to be measured at fair value on a non-recurring basis.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of June 30, 2024

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$34,548	$2,040	$36,588
U.S. Treasury, government and agency	—	4,321	—	4,321
States and political subdivisions	—	363	—	363
Foreign governments	—	532	—	532
Residential mortgage-backed (2)	—	1,506	—	1,506
Asset-backed (3)	—	7,575	27	7,602
Commercial mortgage-backed	—	2,959	6	2,965
Redeemable preferred stock	—	58	—	58
Total fixed maturities, AFS	—	51,862	2,073	53,935
Other equity investments	143	391	52	586
Trading securities	221	535	—	756
Other invested assets:
Short-term investments	—	246	—	246
Assets of consolidated VIEs/VOEs	—	—	3	3
Swaps	—	(286)	—	(286)
Credit default swaps	—	(1)	—	(1)
Options	—	11,918	—	11,918
Total other invested assets	—	11,877	3	11,880
Cash equivalents	3,033	296	—	3,329
Purchased market risk benefits	—	—	14,185	14,185
Assets for market risk benefits	—	—	763	763
Separate Accounts assets (4)	122,256	2,599	—	124,855
Modco payable (5)	—	—	(183)	(183)
SCS, SIO, MSO and IUL indexed features’ asset	—	8,960	—	8,960
Total Assets	$125,653	$76,520	$16,893	$219,066

Liabilities:
SCS, SIO, MSO and IUL indexed features’ liability (6)	—	11,756	—	11,756
Liabilities for market risk benefits	—	—	12,568	12,568
Funds withheld payable (7)	—	—	(87)	(87)
Total Liabilities	$—	$11,756	$12,481	$24,237
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of June 30, 2024 the fair value of such investments was $338 million.
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
(7)The funds withheld payable is created through a funds withheld and modified coinsurance arrangements where the investments supporting the reinsurance agreement are withheld by and continue to reside on the Company’s consolidated balance sheet. This embedded derivative is valued as a total return swap with references to the fair value of the invested assets held by the Company, which are primarily available for sale securities.

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
Notes to Consolidated Financial Statements (Unaudited), Continued
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $1.0 billion and $1.3 billion as of June 30, 2024 and December 31, 2023, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the six months ended June 30, 2024, fixed maturities with fair values of $88 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $57 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 5.9% of total consolidated equity as of June 30, 2024.
During the six months ended June 30, 2023, fixed maturities with fair values of $301 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $11 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 650.0% of total consolidated equity as of June 30, 2023.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Level 3 Instruments - Fair Value Measurements

	Three Months Ended June 30, 2024
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,238	$—	$33	$6
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	(1)	—	—	—
Subtotal	1	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	124	—	(6)	—
Sales	(323)	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$2,040	$—	$27	$6
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2024 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Three Months Ended June 30, 2024
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable (4)
	(in millions)
Balance, beginning of period	$58	$1	$(29)	$(292)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	—	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	(42)	(1)	—	—
Sales	39	—	—	—
Change in fair value of funds withheld assets	—	—	(58)	109
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$55	$—	$(87)	$(183)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Three Months Ended June 30, 2024
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable (4)
(in millions)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2024, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.
(4)Reflected in Amounts due from reinsurers.

	Three Months Ended June 30, 2023
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$1,914	$28	$12	$34
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	2	—	—	—
Investment gains (losses), net	(8)	—	—	—
Subtotal	(6)	—	—	—
Other comprehensive income (loss)	(8)	1	—	—
Purchases	180	—	(12)	—
Sales	(72)	(2)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	11	—	—	—
Transfers out of Level 3 (1)	(43)	—	—	—
Balance, end of period	$1,976	$27	$—	$34
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(8)	$1	$—	$—
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2024
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,070	$27	$24	$6
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—
Investment gains (losses), net	(2)	—	—	—
Subtotal	2	—	—	—
Other comprehensive income (loss)	10	—	—	—
Purchases	325	—	17	—
Sales	(377)	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	57	—	—	—
Transfers out of Level 3 (1)	(47)	(27)	(14)	—
Balance, end of period	$2,040	$—	$27	$6
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$10	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2024 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Six Months Ended June 30, 2024
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
	(in millions)
Balance, beginning of period	$57	$—	$100	$(411)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	1	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	1	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	—	—	—	—
Sales	(3)	—	—	—
Change in fair value of funds withheld assets	—	—	(187)	228
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$55	$—	$(87)	$(183)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Six Months Ended June 30, 2024
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of June 30, 2024, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

	Six Months Ended June 30, 2023
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,103	$29	$—	$32
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	3	—	—	—
Investment gains (losses), net	(11)	—	—	—
Subtotal	(8)	—	—	—
Other comprehensive income (loss)	10	—	—	—
Purchases	323	—	—	2
Sales	(162)	(2)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	11	—	—	—
Transfers out of Level 3 (1)	(301)	—	—	—
Balance, end of period	$1,976	$27	$—	$34
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$9	$1	$—	$—
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

Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2024

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$311	Matrix pricing model	Spread over benchmark	45 bps - 220 bps	139 bps
	699	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.0x - 33.0x 0.0% - 28.9% 0.0x - 9.0x 9.6% - 12.8%	12.7x 5.2% 5.8x 5.0%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
Other equity investments	—	Discounted Cash Flow	Earnings multiple	6.9x - 0.0x	0.0x
Purchased MRB asset (1) (2) (4)	14,185	Discounted cash flow	Lapse rates Withdrawal rates GMIB utilization rates Non-performance risk Volatility rates - equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.21% - 29.37% 0.00% - 14.97% 0.04% - 100.00% 21 bps - 101 bps 11% - 31% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	2.86% 0.63% 5.19% 33 bps 24% 2.95% (same for all ages) (same for all ages)
Liabilities: (5)
Direct MRB (1) (2) (3) (4)	$11,805	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	109 bps 0.21% - 29.37% 0.00% - 14.97% 0.04% - 100.00% 0.01% - 0.18% 0.07% - 0.53% 0.33% - 42.00%	109 bps 3.18% 0.73% 5.26% 2.84% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $12.6 billion of MRB liabilities and $763 million of MRB assets.
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
Notes to Consolidated Financial Statements (Unaudited), Continued

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
Excluded from the tables above as of June 30, 2024 and December 31, 2023, respectively, are approximately $1.1 billion and $873 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of June 30, 2024 and December 31, 2023, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of June 30, 2024 and December 31, 2023, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.

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
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2024:
Mortgage loans on real estate	$17,946	$—	$—	$16,259	$16,259
Policy loans	$3,742	$—	$—	$3,964	$3,964
Loans to affiliates	$1,900	$—	$1,786	$—	$1,786
Policyholders’ liabilities: Investment contracts	$1,980	$—	$—	$1,930	$1,930
Funds withheld payable	$9,834	$—	$—	$9,834	$9,834
Modco payable (1)	$31,042	$—	$—	$31,042	$31,042
FHLB funding agreements	$7,167	$—	$7,090	$—	$7,090
FABN funding agreements	$6,251	$—	$5,870	$—	$5,870
Funding agreement-backed commercial paper (FABCP)	$242	$—	$250	$—	$250
Separate Accounts liabilities	$10,777	$—	$—	$10,777	$10,777

December 31, 2023:
Mortgage loans on real estate	$17,877	$—	$—	$16,174	$16,174
Policy loans	$3,667	$—	$—	$3,961	$3,961
Loans to affiliates	$1,900	$—	$1,790	$—	$1,790
Policyholders’ liabilities: Investment contracts	$1,554	$—	$—	$1,526	$1,526
Funds withheld payable	$10,503	$—	$—	$10,503	$10,503
Modco payable	$29,912	$—	$—	$29,912	$29,912
FHLB funding agreements	$7,618	$—	$7,567	$—	$7,567
FABN funding agreements	$6,267	$—	$5,840	$—	$5,840
Funding agreement-backed commercial paper (FABCP)	$939	$—	$948	$—	$948
Separate Accounts liabilities	$10,343	$—	$—	$10,343	$10,343
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
Notes to Consolidated Financial Statements (Unaudited), Continued
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(in millions)
Reconciliation
Term	$1,291	$1,341
Payout - Non-Legacy	802	844
Payout - Legacy	3,900	3,620
Group Pension - Benefit Reserve & DPL	457	490
Health	1,414	1,505
UL	1,241	1,220
Subtotal	9,105	9,020
Whole Life Closed Block and Open Block products	5,318	5,463
Other (1)	603	657
Future policyholder benefits total	15,026	15,140
Other policyholder funds and dividends payable	1,448	1,433
Total	$16,474	$16,573
______________
(1)Primarily consists of future policy benefits related to Assumed Life and Disability, Group Life Run off, Variable Interest Sensitive Life rider and Major Medical products.

The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
	Term	Payout - Non-Legacy	Payout-Legacy	Group Pension	Health	Term	Payout-Non-Legacy	Payout-Legacy	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums

Balance, beginning of period	$2,125	$—	$—	$—	$(21)	$2,090	$—	$—	$—	$(6)
Beginning balance at original discount rate	2,051	—	—	—	(22)	2,069	—	—	—	(6)
Effect of changes in cash flow assumptions	(18)	—	—	—	(3)	8	—	—	—	—
Effect of actual variances from expected experience	(52)	—	—	—	1	4	—	—	—	(6)
Adjusted beginning of period balance	1,981	—	—	—	(24)	2,081	—	—	—	(12)
Issuances	26	—	—	—	—	32	—	—	—	—
Interest accrual	49	—	—	—	—	50	—	—	—	—
Net premiums collected	(94)	—	—	—	2	(99)	—	—	—	1
Ending Balance at original discount rate	1,962	—	—	—	(22)	2,064	—	—	—	(11)
Effect of changes in discount rate assumptions	(21)	—	—	—	1	35	—	—	—	—
Balance, end of period	$1,941	$—	$—	$—	$(21)	$2,099	$—	$—	$—	$(11)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
	Term	Payout - Non-Legacy	Payout-Legacy	Group Pension	Health	Term	Payout-Non-Legacy	Payout-Legacy	Group Pension	Health
	(in millions)
Present Value of Expected Future Policy Benefits

Balance, beginning of period	$3,466	$844	$3,620	$490	$1,484	$3,449	$828	$2,689	$523	$1,554
Beginning balance of original discount rate	3,317	840	3,840	536	1,672	3,376	845	3,024	583	1,795
Effect of changes in cash flow assumptions	(20)	—	—	—	—	9	—	—	—	(1)
Effect of actual variances from expected experience	(65)	(2)	—	1	6	6	—	—	—	(6)
Adjusted beginning of period balance	3,232	838	3,840	537	1,678	3,391	845	3,024	583	1,788
Issuances	28	22	500	—	—	34	26	474	—	—
Interest accrual	82	20	69	9	27	84	19	44	10	29
Benefits payments	(115)	(47)	(181)	(31)	(79)	(182)	(46)	(132)	(34)	(71)
Ending balance at original discount rate	3,227	833	4,228	515	1,626	3,327	844	3,410	559	1,746
Effect of changes in discount rate assumptions	5	(31)	(328)	(58)	(234)	90	(10)	(309)	(56)	(224)
Balance, end of period	$3,232	$802	$3,900	$457	$1,392	$3,417	$834	$3,101	$503	$1,522

Net liability for future policy benefits	$1,291	$802	$3,900	$457	$1,414	$1,318	$834	$3,101	$503	$1,533
Less: Reinsurance recoverable	(207)	(44)	(1,698)	—	(1,116)	(199)	(9)	(797)	—	(1,217)
Net liability for future policy benefits, after reinsurance recoverable	$1,084	$758	$2,202	$457	$298	$1,119	$825	$2,304	$503	$316

Weighted-average duration of liability for future policyholder benefits (years)	6.9	9.3	7.5	7.0	8.6	7.0	9.4	7.8	7.1	8.8

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	June 30, 2024	December 31, 2023
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,677	$5,860
Expected future gross premiums (undiscounted)	6,802	6,956
Expected future benefit payments and expenses (discounted)	3,232	3,466
Expected future gross premiums (discounted)	3,613	3,862

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	June 30, 2024	December 31, 2023
	(in millions)
Payout-Legacy
Expected future benefit payments and expenses (undiscounted)	5,798	5,204
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	3,820	3,538
Expected future gross premiums (discounted)	—	—

Payout-Non-Legacy
Expected future benefit payments and expenses (undiscounted)	1,404	1,426
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	767	812
Expected future gross premiums (discounted)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	640	668
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	439	471
Expected future gross premiums (discounted)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,246	2,318
Expected future gross premiums (undiscounted)	78	85
Expected future benefit payments and expenses (discounted)	1,378	1,468
Expected future gross premiums (discounted)	$61	$68

The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$170	$117	$33	$34
Payout - Legacy	109	45	79	44
Payout - Non-Legacy	18	16	20	19
Group Pension	—	—	9	10
Health	6	4	28	29
Total	$303	$182	$169	$136

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the weighted average interest rates for the liability for future policy benefits:

	June 30, 2024	December 31, 2023

Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.6%
Current discount rate	5.3%	4.8%
Payout - Legacy
Interest accretion rate	4.1%	4.0%
Current discount rate	5.3%	4.9%
Payout - Non-Legacy
Interest accretion rate	5.0%	5.0%
Current discount rate	5.4%	4.9%
Group Pension
Interest accretion rate	3.3%	3.3%
Current discount rate	5.3%	4.8%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	5.4%	4.9%

The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Six Months Ended June 30,
	2024	2023
	UL
	(Dollars in millions)
Balance, beginning of period	$1,220	$1,120
Beginning balance before AOCI adjustments	1,230	1,135
Effect of changes in interest rate and cash flow assumptions and model changes	—	—
Effect of actual variances from expected	(2)	4
Adjusted beginning of period balance	1,228	1,139
Interest accrual	27	25
Net assessments collected	35	36
Benefit payments	(35)	(30)
Ending balance before shadow reserve adjustments	1,255	1,170
Effect of reserve adjustment recorded in AOCI	(14)	(8)
Balance, end of period	$1,241	$1,162

Net liability for additional liability	$1,241	$1,162
Less: Reinsurance recoverable	(959)	(901)
Net liability for additional liability, after reinsurance recoverable	$282	$261

Weighted-average duration of additional liability - death benefit (years)	19.5	21.4

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Six Months Ended June 30,
	2024	2023	2024	2023
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$338	$350	$27	$25
Total	$338	$350	$27	$25

	Six Months Ended June 30,
	2024	2023

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%
9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for market risk benefits for the GMxB benefits on deferred variable annuities:

	Three Months Ended June 30, 2024
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy	Net GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$328	$(900)	$(572)	$11,701	$(13,783)	$(2,082)
Beginning balance before changes in the instrument specific credit risk	97	(992)	(895)	11,326	(13,819)	(2,493)
Model changes and effect of changes in cash flow assumptions	—	—	—	—	—	—
Actual market movement effect	(3)	(2)	(5)	45	(10)	35
Interest accrual	15	(5)	10	153	(163)	(10)
Attributed fees accrued (1)	107	(95)	12	198	(146)	52
Benefit payments	(11)	11	—	(311)	304	(7)
Actual policyholder behavior different from expected behavior	6	(1)	5	—	(5)	(5)
Changes in future economic assumptions	(60)	53	(7)	(514)	537	23
Issuances	—	1	1	—	—	—
Ending balance before changes in the instrument-specific credit risk	151	(1,030)	(879)	10,897	(13,302)	(2,405)
Changes in the instrument-specific credit risk (2)	268	98	366	520	48	568
Balance, end of period	$419	$(932)	$(513)	$11,417	$(13,254)	$(1,837)

Weighted-average age of policyholders (years)	65.0	65.4	N/A	73.3	73.7	N/A
Net amount at risk	$2,866	$2,834	N/A	$19,710	$19,397	N/A
_______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended June 30, 2023
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy	Net GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$333	$—	$333	$14,082	$(10,746)	$3,336
Beginning balance before changes in the instrument specific credit risk	560	—	560	15,599	(10,648)	4,952
Model changes and effect of changes in cash flow assumptions	—	—	—	—	—	—
Actual market movement effect	(116)	105	(11)	(637)	585	(52)
Interest accrual	19	(9)	10	195	(202)	(7)
Attributed fees accrued (1)	110	(99)	11	208	(155)	53
Benefit payments	(12)	12	—	(345)	338	(7)
Actual policyholder behavior different from expected behavior	3	(4)	(1)	(6)	(3)	(9)
Changes in future economic assumptions	(193)	217	24	(872)	822	(50)
Issuances	(1)	(1,294)	(1,295)	—	(6,865)	(6,866)
Ending balance before changes in the instrument-specific credit risk	370	(1,072)	(702)	14,142	(16,128)	(1,986)
Changes in the instrument-specific credit risk (2)	(215)	1	(214)	(1,422)	(95)	(1,517)
Balance, end of period	$155	$(1,071)	$(916)	$12,720	$(16,223)	$(3,503)

Weighted-average age of policyholders (years)	64.0	64.4	N/A	72.8	73.0	N/A
Net amount at risk	$3,159	$3,072	N/A	$22,195	$21,728	N/A
_______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.

	Six Months Ended June 30, 2024
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy (4)	Net GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$578	$(1,180)	$(602)	$13,410	$(15,519)	$(2,109)
Beginning balance before changes in the instrument specific credit risk	324	(1,266)	(942)	13,020	(15,543)	(2,523)
Model changes and effect of changes in cash flow assumptions	—	—	—	—	1	1
Actual market movement effect	(154)	145	(9)	(743)	736	(7)
Interest accrual	30	(9)	21	314	(331)	(17)
Attributed fees accrued (1)	199	(178)	21	398	(300)	98
Benefit payments	(21)	21	—	(632)	618	(14)
Actual policyholder behavior different from expected behavior	9	—	9	(23)	8	(15)
Changes in future economic assumptions	(236)	256	20	(1,437)	1,509	72
Issuances (2)	—	1	1	—	—	—
Ending balance before changes in the instrument-specific credit risk	151	(1,030)	(879)	10,897	(13,302)	(2,405)
Changes in the instrument-specific credit risk (3)	268	98	366	520	48	568
Balance, end of period	$419	$(932)	$(513)	$11,417	$(13,254)	$(1,837)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Weighted-average age of policyholders (years)	65.0	65.4	N/A	73.3	73.7	N/A
Net amount at risk	$2,866	$2,834	N/A	$19,710	$19,397	N/A
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Issuances are from a non-affiliated recapture of reinsurance..
(3)Changes are recorded in OCI.
(4)Purchased MRB is the impact of non-affiliated reinsurance and affiliated reinsurance with Equitable America.

	Six Months Ended June 30, 2023
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy (3)	Net GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$539	$—	$539	$14,699	$(10,492)	$4,207
Beginning balance before changes in the instrument specific credit risk	538	—	538	15,314	(10,438)	4,876
Model changes and effect of changes in cash flow assumptions	—	—	—	—	—	—
Actual market movement effect	(322)	105	(217)	(1,381)	978	(403)
Interest accrual	37	(9)	28	392	(358)	34
Attributed fees accrued (1)	204	(99)	105	418	(238)	180
Benefit payments	(24)	12	(12)	(687)	523	(164)
Actual policyholder behavior different from expected behavior	8	(4)	4	15	(20)	(5)
Changes in future economic assumptions	(70)	217	147	71	290	361
Issuances	(1)	(1,294)	(1,295)	—	(6,865)	(6,865)
Ending balance before changes in the instrument-specific credit risk	370	(1,072)	(702)	14,142	(16,128)	(1,986)
Changes in the instrument-specific credit risk (2)	(215)	1	(214)	(1,422)	(95)	(1,517)
Balance, end of period	$155	$(1,071)	$(916)	$12,720	$(16,223)	$(3,503)

Weighted-average age of policyholders (years)	64.0	64.4	N/A	72.8	73.0	N/A
Net amount at risk (4)	$3,159	$3,072	N/A	$22,195	$21,728	N/A
_______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI.
(3)Purchased MRB is the impact of non-affiliated reinsurance.
(4)GMxB legacy and Purchased MRB prior period amounts have been revised for errors deemed immaterial to previously issued financial statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk benefit amounts in the consolidated balance sheets:

	June 30, 2024					December 31, 2023
	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total
	(in millions)
GMxB Core	$(497)	$916	$419	$(932)	$(513)	$(410)	$988	$578	$(1,180)	$(602)
GMxB Legacy	(180)	11,597	11,417	(13,254)	(1,837)	(103)	13,513	13,410	(15,519)	(2,109)
Other	(86)	55	(31)	1	(30)	(61)	69	8	(30)	(22)
Total	$(763)	$12,568	$11,805	$(14,185)	$(2,380)	$(574)	$14,570	$13,996	$(16,729)	$(2,733)
10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(in millions)
Policyholders’ account balance reconciliation
UL	$5,129	$5,202
VUL	4,165	4,145
GMxB Legacy	595	618
GMxB Core	(8)	(5)
SCS	43,344	40,649
EQUI-VEST Individual	2,182	2,322
EQUI-VEST Group	11,369	11,563
Momentum	575	608
Other (1)	3,552	2,995
Balance (exclusive of Funding Agreements)	70,903	68,097
Funding Agreements	13,711	14,893
Balance, end of period	$84,614	$82,990
_______________
(1) Primarily reflects products, IR Payout, IR Other, Investment Edge, Association, Indexed Universal Life, Group Pension and Closed Block.
The following tables summarize the balances and changes in policyholder’s account balances:

	Six Months Ended June 30, 2024
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,202	$4,145	$618	$(5)	$40,649	$2,322	$11,563	$608
Issuances	—	—	—	—	—	—	—	—
Premiums received	327	52	36	23	8	15	305	37
Policy charges	(359)	(109)	18	7	(5)	—	(3)	—
Surrenders and withdrawals	(45)	(23)	(43)	(18)	(1,824)	(168)	(806)	(69)
Benefit payments	(106)	(52)	(49)	(1)	(132)	(27)	(35)	(1)
Net transfers from (to) separate account	—	59	3	(17)	1,009	7	170	(7)
Interest credited (2)	110	93	12	3	3,639	33	175	7
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,129	$4,165	$595	$(8)	$43,344	$2,182	$11,369	$575

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Weighted-average crediting rate	3.80%	3.75%	2.74%	1.38%	N/A	2.98%	2.67%	2.32%
Net amount at risk (3)	$34,364	$82,517	$19,710	$2,866	$—	$104	$9	$—
Cash surrender value	$3,393	$2,617	$531	$205	$40,408	$2,176	$11,313	$576

	Six Months Ended June 30, 2023
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,341	$4,253	$688	$42	$35,460	$2,652	$12,046	$703
Issuances	—	—	—	—	—	—	—	—
Premiums received	358	64	41	26	—	19	317	35
Policy charges	(384)	(109)	20	8	(3)	—	(3)	—
Surrenders and withdrawals	(38)	(22)	(47)	(16)	(1,319)	(178)	(820)	(71)
Benefit payments	(128)	(58)	(51)	(1)	(121)	(40)	(35)	(4)
Net transfers from (to) separate account	—	(89)	2	(38)	1,591	4	144	(12)
Interest credited (2)	111	94	13	2	4,059	38	210	6
Other	—	—	—	—	—	3	11	—
Balance, end of period	$5,260	$4,133	$666	$23	$39,667	$2,498	$11,870	$657

Weighted-average crediting rate	3.67%	3.72%	2.71%	1.32%	N/A	3.04%	2.52%	2.33%
Net amount at risk (3)	$36,505	$83,438	$22,195	$3,159	$11	$118	$24	$—
Cash surrender value	$3,463	$2,691	$630	$238	$36,091	$2,490	$11,782	$657
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
The following tables present the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

June 30, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
UL	0% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	29	88	366	542	1,025
	Greater than 2.50%	3,455	612	—	—	4,067
	Total	$3,484	$700	$366	$548	$5,098

VUL	0% - 1.50%	$10	$5	$24	$14	$53
	1.51% - 2.50%	34	337	117	—	488
	Greater than 2.50%	3,217	—	—	—	3,217
	Total	$3,261	$342	$141	$14	$3,758

GMxB Legacy	0% - 1.50%	$73	$3	$—	$—	$76
	1.51% - 2.50%	20	—	—	—	20
	Greater than 2.50%	436	—	—	—	436
	Total	$529	$3	$—	$—	$532

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

June 30, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
GMxB Core	0% - 1.50%	$13	$172	$—	$—	$185
	1.51% - 2.50%	12	—	—	—	12
	Greater than 2.50%	12	—	—	—	12
	Total	$37	$172	$—	$—	$209

EQUI-VEST Individual	0% - 1.50%	$45	$209	$—	$—	$254
	1.51% - 2.50%	40	—	—	—	40
	Greater than 2.50%	1,887	—	—	—	1,887
	Total	$1,972	$209	$—	$—	$2,181

EQUI-VEST Group	0% - 1.50%	$746	$2,372	$35	$279	$3,432
	1.51% - 2.50%	349	—	—	—	349
	Greater than 2.50%	6,352	—	—	—	6,352
	Total	$7,447	$2,372	$35	$279	$10,133

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Momentum	0% - 1.50%	$—	$13	$315	$52	$380
	1.51% - 2.50%	122	1	—	—	123
	Greater than 2.50%	67	—	5	—	72
	Total	$189	$14	$320	$52	$575

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
UL	0% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	61	69	462	430	1,022
	Greater than 2.50%	3,515	627	—	—	4,142
	Total	$3,576	$696	$462	$436	$5,170

VUL	0% - 1.50%	$8	$9	$18	$6	$41
	1.51% - 2.50%	34	408	28	—	470
	Greater than 2.50%	3,259	—	—	—	3,259
	Total	$3,301	$417	$46	$6	$3,770

GMxB Legacy	0% - 1.50%	$75	$16	$—	$—	$91
	1.51% - 2.50%	21	—	—	—	21
	Greater than 2.50%	461	—	—	—	461
	Total	$557	$16	$—	$—	$573

GMxB Core	0% - 1.50%	$13	$187	$—	$—	$200
	1.51% - 2.50%	13	—	—	—	13
	Greater than 2.50%	7	—	—	—	7
	Total	$33	$187	$—	$—	$220

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
EQUI-VEST Individual	0% - 1.50%	$49	$218	$—	$—	$267
	1.51% - 2.50%	43	—	—	—	43
	Greater than 2.50%	2,011	—	—	—	2,011
	Total	$2,103	$218	$—	$—	$2,321

EQUI-VEST Group	0% - 1.50%	$773	$2,338	$36	$315	$3,462
	1.51% - 2.50%	345	—	—	—	345
	Greater than 2.50%	6,610	—	—	—	6,610
	Total	$7,728	$2,338	$36	$315	$10,417

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Momentum	0% - 1.50%	$—	$12	$330	$53	$395
	1.51% - 2.50%	138	1	—	—	139
	Greater than 2.50%	68	—	5	—	73
	Total	$206	$13	$335	$53	$607
Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(in millions)
Separate Account Reconciliation
VUL	$14,826	$13,694
GMxB Legacy	33,965	33,793
GMxB Core	27,336	27,664
EQUI-VEST Individual	4,787	4,584
Investment Edge	4,188	4,048
EQUI-VEST Group	29,226	26,960
Momentum	4,701	4,421
Other (1)	6,377	6,333
Total	$125,406	$121,497
_____________
(1)Primarily reflects Corporate and Other products and Employer Sponsored products including Association and Other.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables present the balances of and changes in Separate Account liabilities:

	Six Months Ended June 30, 2024
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$13,694	$33,793	$27,664	$4,584	$4,048	$26,960	$4,421
Premiums and deposits	406	112	233	40	152	1,180	379
Policy charges	(215)	(324)	(238)	(1)	—	(8)	(11)
Surrenders and withdrawals	(306)	(1,629)	(1,685)	(248)	(247)	(1,113)	(477)
Benefit payments	(25)	(385)	(131)	(26)	(15)	(32)	(8)
Investment performance (1)	1,331	2,401	1,476	445	290	2,409	390
Net transfers from (to) general account	(59)	(3)	17	(7)	(40)	(170)	7
Other charges	—	—	—	—	—	—	—
Balance, end of period	$14,826	$33,965	$27,336	$4,787	$4,188	$29,226	$4,701

Cash surrender value	$14,791	$33,702	$26,722	$4,752	$4,120	$28,935	$4,694
______________
(1)Investment performance is reflected net of M&E fees.

	Six Months Ended June 30, 2023
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$11,535	$32,616	$27,017	$4,162	$3,772	$22,393	$3,884
Premiums and deposits	382	110	259	49	200	1,116	332
Policy charges	(213)	(340)	(241)	(1)	—	(8)	(10)
Surrenders and withdrawals	(259)	(1,324)	(1,216)	(198)	(195)	(744)	(364)
Benefit payments	(45)	(382)	(117)	(27)	(24)	(28)	(5)
Investment performance (1)	1,495	3,392	2,065	538	321	2,849	452
Net transfers from (to) general account	89	(2)	38	(3)	(94)	(144)	12
Other charges (2)	—	—	—	4	—	25	—
Balance, end of period	$12,984	$34,070	$27,805	$4,524	$3,980	$25,459	$4,301

Cash surrender value	$12,971	$33,792	$27,055	$4,491	$3,894	$25,210	$4,295
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables present the aggregate fair value of Separate Account assets by major asset category:

	June 30, 2024
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$51	$1	$7	$19	$78
Common Stock	67	35	452	1,706	2,260
Mutual Funds	14,662	71,000	35,388	658	121,708
Bonds and Notes	110	4	14	1,232	1,360
Total	$14,890	$71,040	$35,861	$3,615	$125,406

	December 31, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$48	$1	$21	$6	$76
Common Stock	65	34	447	1,667	2,213
Mutual Funds	13,557	70,815	32,780	677	117,829
Bonds and Notes	91	4	1	1,283	1,379
Total	$13,761	$70,854	$33,249	$3,633	$121,497
11)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2024 and 2023 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
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
There were no material changes to the valuation allowance for the three months ended March 31, 2024. For the six months ended June 30, 2024, the Company recorded an increase to the valuation allowance of $5 million, due to changes in the value of unrealized losses in the available for sale portfolio that will not be held to recovery. This adjustment was recorded in other comprehensive income. A valuation allowance of $222 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
12)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three and six months ended June 30, 2024.
On May 17, 2023, the Company entered into a reinsurance agreement with Equitable America, effective April 1, 2023. See Note 17 of the Notes to these Consolidated Financial Statements for further details.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
13)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances of AOCI were as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Unrealized gains (losses) on investments	$(7,165)	$(6,363)
Market risk benefits - instrument-specific credit risk component	(945)	(764)
Liability for future policy benefits - current discount rate component	372	194
Defined benefit pension plans	(4)	(5)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$(7,742)	$(6,938)

The components of OCI, net of taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(399)	$(616)	$(861)	$836
(Gains) losses reclassified into net income (loss) during the period (1)	3	39	24	94
Net unrealized gains (losses) on investments	(396)	(577)	(837)	930
Adjustments for policyholders’ liabilities, insurance liability loss recognition and other	29	31	35	33
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(91), $(310), $(206), and $7)	(367)	(546)	(802)	963
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - change in instrument-specific credit risk (net of deferred income tax expense (benefit) of $(42), $(23), $(38) and $225)	(161)	(88)	(144)	845
Liability for future policy benefits - change in current discount rate (net of deferred income tax expense (benefit) of $15, $19, $37 and $(10) )	58	73	141	(36)
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	—	—	1	—
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0, $0, $0 and $0)	—	—	1	—
Change in accumulated other comprehensive income (loss) attributable to Equitable Financial	$(470)	$(561)	$(804)	$1,772
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(1) million, $(10) million, $(6) million and $(25) million for the three and six months ended June 30, 2024 and 2023, respectively.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
14)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$29	$19	$24	$21
Net earnings (loss) attributable to redeemable noncontrolling interests	—	1	1	1
Purchase/change of redeemable noncontrolling interests	1	1	5	(1)
Balance, end of period	$30	$21	$30	$21

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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.

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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $336 million and pledged collateral with a carrying value of $10.0 billion as of June 30, 2024.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Change in FHLB Funding Agreements during the Six Months Ended June 30, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at June 30, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,168	$30,425	$(30,875)	$125	$—	$5,843
Long-term funding agreements:
Due in years two through five	799	—	—	(82)	—	717
Due in more than five years	648	—	—	(43)	—	605
Total long-term funding agreements	1,447	—	—	(125)	—	1,322
Total funding agreements (1)	$7,615	$30,425	$(30,875)	$—	$—	$7,165
____________
(1)The $2 million and $3 million difference between the funding agreements carrying value shown in fair value table for June 30, 2024 and December 31, 2023, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of June 30, 2024, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Six Months Ended June 30, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at June 30, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,000	$—	$—	$—	$—	$—	$1,000
Long-term funding agreements:
Due in years two through five	4,984	—	—	—	—	(19)	4,965
Due in more than five years	300	—	—	—	—	—	300
Total long-term funding agreements	5,284	—	—	—	—	(19)	5,265
Total funding agreements (1)	$6,284	$—	$—	$—	$—	$(19)	$6,265
______________

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
(1)The $14 million and $17 million difference between the funding agreements notional value shown and carrying value table as of June 30, 2024 and December 31, 2023, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
FABCP Program
In May 2023, the Company established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with the Company pursuant to a funding agreement issued by the Company to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $3.0 billion. The Company had $250 million outstanding as of June 30, 2024.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of June 30, 2024, these arrangements include commitments by the Company to provide equity financing of $1.1 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of June 30, 2024. The Company had $683 million of commitments under existing mortgage loan agreements as of June 30, 2024.
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
16)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of June 30, 2024, the following three prescribed and permitted practices resulted in surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $60 million in statutory special surplus funds as of June 30, 2024. The Reinsurance Treaty reduced the amount of interest rate hedging needed going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The impact of the application of Reg 213 was a decrease of approximately $333 million in statutory surplus as of June 30, 2024 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of June 30, 2024, given the prevailing market conditions and business mix, there are $323 million Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”).
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $1.4 billion in statutory surplus as of June 30, 2024.
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
The following table summarizes the effect of reinsurance. The impact of the reinsurance transaction described below results in an increase in reinsurance ceded:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Direct charges and fee income	$686	$678	$1,376	$1,352
Reinsurance assumed	4	3	4	4
Reinsurance ceded - Equitable America	(352)	(345)	(679)	(345)
Reinsurance ceded - third party	(155)	(153)	(311)	(304)
Policy charges and fee income	$183	$183	$390	$707

Direct premiums	$191	$203	$393	$408
Reinsurance assumed	18	44	57	96
Reinsurance ceded - Equitable America	(35)	(40)	(80)	(40)
Reinsurance ceded - third party	(55)	(51)	(118)	(111)
Premiums	$119	$156	$252	$353

Direct policyholders’ benefits	$684	$742	$1,360	$1,449
Reinsurance assumed	25	39	64	77
Reinsurance ceded - Equitable America	(181)	(264)	(369)	(264)
Reinsurance ceded - third party	(178)	(182)	(338)	(309)
Policyholders’ benefits	$350	$335	$717	$953

Direct Interest credited to policyholders’ account balances	$484	$490	$962	$953
Reinsurance assumed	—	—	—	—
Reinsurance ceded - Equitable America	(152)	(151)	(306)	(151)
Reinsurance ceded - third party	(24)	(27)	(50)	(55)
Interest credited to policyholders’ account balances	$308	$312	$606	$747

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
There is a diverse pool of assets supporting the funds withheld and NI modco arrangement with Equitable America. The following table summarizes the composition of the pool of assets:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Fixed maturities	$23,018	$23,018	$24,725	$24,725
Mortgage loans on real estate	8,160	7,197	8,405	7,409
Policy loans	264	265	248	250
Other equity investments	190	190	238	238
Other invested assets (1)	10,704	10,704	8,256	8,257
Total assets supporting funds withheld	$42,336	$41,374	$41,872	$40,879
______________
(1)Other invested assets includes derivatives and cash and cash equivalents.

The impact of the funds withheld and NI modco arrangement with Equitable America was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net derivative gains (losses):
Freestanding derivatives	$611	$1,364	$1,511	$1,364
Embedded derivatives	(761)	(1,331)	(1,716)	(1,331)
Net derivative gains (losses)	(150)	33	(205)	33
Net investment income (loss)	325	295	665	295
Investment gains (losses), net	(3)	(36)	(38)	(36)
Income (loss) from continuing operations, before income taxes	172	292	422	292
Income tax (expense) benefit	(36)	(53)	(89)	(53)
Net income (loss)	136	239	333	239

Change in unrealized gains (losses), net of income taxes	(178)	(173)	(353)	(173)
Comprehensive income (loss)	$(42)	$66	$(20)	$66
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
The following table summarizes the ceded purchased market risk benefits, internal reinsurance recoverable and third-party recoverables including amount due to reinsurance and assumed reserves:

	June 30, 2024	December 31, 2023
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits	$14,185	$16,729
Reinsurance recoverables related to insurance contracts	20,383	20,636
Related party - Equitable America (1)	13,402	13,492
Third parties	6,981	7,144
Top reinsurers:
First Allmerica-GAF	3,421	3,605
Venerable Insurance and Annuity Company (A- KBRA (IFRS) rating)	1,210	1,057
Ceded group health reserves	12	14
Amount due to reinsurers	179	216
Top reinsurers:
First Allmerica-GAF	75	73
Assumed Reinsurance:
Reinsurance assumed reserves	621	731
______________
(1)Includes ceded PAB on NI Modco portion of the Reinsurance Treaty of $34.3 billion offset by $(31.2) billion of modco payable for the same portion of the Reinsurance Treaty.

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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, concerns regarding inflation, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions, including the U.S. presidential election. The Russian invasion of the Ukraine the Israel-Hamas war and the potential for broader regional hostilities, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
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
The potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows. Despite the U.S. economy showing signs of slowing early in 2024, equity markets demonstrated overall resilience in the second quarter, benefiting from job creation that consistently exceeded expectations, cooling inflation, and a widely held outlook for monetary easing, including expected interest rate reductions (based on statements of members of the Board of Governors of the Federal Reserve System). However, following the U.S. Bureau of Labor Statistics’s release on August 2, 2024 of a weaker than expected July jobs report, which reported the increase of the unemployment rate to 4.3%, the highest level in nearly three years, markets fell sharply and market expectations of volatility increased.

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
Insurance Regulation
Regulation of Investments
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
The NAIC is evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. In June 2024, the NAIC approved interim rules that raise capital requirements for holdings of CLO and other asset-backed security residual interests. The NAIC is also collaborating with interested parties to develop and refine the process for modeling CLO investments. Insurers are required to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2024 financial statement filings, although the NAIC announced in March 2024 that implementation is expected to be delayed by a year to allow more time to develop the modeling methodology. The delay requires an amendment to the Purposes and Procedures Manual, which the NAIC is likely to adopt in August 2024.
Fiduciary Rules
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice, and proposed amendments to various existing prohibited transaction exemptions (“PTEs”), including PTE 84-14 that financial professionals rely on when they make investment recommendations to retirement investors. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs (the “Final Rule”). Shortly thereafter, these changes were challenged in court, including by a coalition of insurance industry trade associations that filed a motion for a preliminary injunction and stay of portions of the Final Rule, including the regulation that changes the definition of “fiduciary” and PTE 84-14. On July 25, 2024, a federal district court entered a stay of the effective date of portions of the Final Rule, including the regulation that changes the definition of “fiduciary” and the amendments to PTE 84-14. While this litigation proceeds, we are evaluating the potential impact of the Final Rule on our business, particularly as it pertains to the sale of insurance products to retirement investors.
In August 2023, the SEC adopted final rule private fund adviser reform rules under the Investment Advisers Act requiring private fund advisers registered with the SEC to, among other things, provide investors with quarterly and annual statements detailing information regarding private fund performance, fees and expenses; obtain an annual audit for each private fund; obtain a fairness opinion or valuation opinion in connection with an adviser-led secondary transaction; not provide certain preferential rights to investors in a fund and disclose other preferential rights prior to an investor closing into the fund; and obtain investor consent prior to allocating certain fees or expenses to a fund or borrowing or receiving credit from a fund. On June 5, 2024, the United States Court of Appeals for the Fifth Circuit unanimously vacated the private fund adviser reform rules in their entirety. The SEC missed a deadline to ask for a rehearing after the Fifth Circuit Court of Appeals ruling, and it is unclear the SEC will petition the United States Supreme Court to review the Fifth Circuit’s ruling.

Privacy and Security of Customer Information and Cybersecurity Regulation
Innovation and Technology
The NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. In New York, the NYDFS released a proposed circular letter for public comment in January 2024 on how insurers should develop and manage their use of external consumer data and artificial intelligence (“AI”) systems in underwriting and pricing so as not to harm consumers. On July 11, 2024, the NYDFS issued the final version of the circular letter, which applies to all authorized insurers in New York. Pursuant to the guidance, the NYDFS expects a licensed insurer to: (i) use a risk-based approach for utilizing external consumer data and information sources (“ECDIS”) and AI systems based on the company’s business model and the materiality of the risks inherent in using ECDIS and AI systems; (ii) analyze ECDIS and AI systems for unfair and unlawful discrimination; (iii) develop a corporate governance framework that provides oversight of the insurer’s use of ECDIS and AI systems; (iv) maintain appropriate risk management (e.g., using qualified personnel with clearly defined responsibilities) and internal controls, including over third-party vendors; and (v) provide notice to an insured or potential insured with certain information, such as whether the insurer uses AI systems in its underwriting or pricing process.
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
The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Six Months Ended June 30,
	2024	2023
	(in millions)
REVENUES
Policy charges and fee income	$390	$707
Premiums	252	353
Net derivative gains (losses)	(542)	(1,062)
Net investment income (loss)	1,800	1,743
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(33)	(78)
Other investment gains (losses), net	(23)	(58)
Total investment gains (losses), net	(56)	(136)
Investment management and service fees	113	233
Amortization of reinsurance deposit liabilities	339	190
Other income	449	276
Total revenues	2,745	2,304

	Six Months Ended June 30,
	2024	2023
	(in millions)
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	717	953
Remeasurement of liability for future policy benefits	14	(1)
Change in market risk benefits and purchased market risk benefits	38	(68)
Interest credited to policyholders’ account balances	606	747
Compensation and benefits	93	103
Commissions	518	419
Interest expense	—	3
Amortization of deferred policy acquisition costs	255	245
Other operating costs and expenses	500	389
Total benefits and other deductions	2,741	2,790
Income (loss) from continuing operations, before income taxes	4	(486)
Income tax (expense) benefit	(8)	890
Net income (loss)	(4)	404
Less: Net income (loss) attributable to the noncontrolling interest	1	1
Net income (loss) attributable to Equitable Financial	$(5)	$403

The following discussion compares the results for the six months ended June 30, 2024 to the six months ended June 30, 2023.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Net Income (Loss) Attributable to Equitable Financial
Equitable Financial net income decreased $408 million to a net loss of $5 million for the six months ended June 30, 2024 from net income of $403 million for the six months ended June 30, 2023. The following were notable changes in net income (loss):
Unfavorable items included:
•Fee-type revenue decreased by $216 million mainly due to the ceding of assets, partially offset by recognition of deferred revenue on deposit accounting and reimbursements of expenses from the Reinsurance Treaty.
•Change in market risk benefits and purchased market risk benefits increased by $106 million mainly due to less favorable equity market and interest rate movements in the second quarter of 2024 compared to the second quarter 2023.
•Commissions increased by $99 million mainly due to higher distributions expenses from Equitable America’s wholesale products, which are reimbursed by Equitable America in other income.
•Compensation, benefits, interest and other operating expenses increased by $98 million mainly due to an increase in legal expenses.
•Income tax benefit decreased by $898 million primarily due to a partial release of the valuation allowance of $940 million on the deferred tax asset for the six months ended June 30, 2023 and pre-tax income for the six months ended June 30, 2024 compared to a pre-tax loss for the six months ended June 30, 2023.
These were partially offset by the following favorable items:
•Net derivative losses decreased by $520 million due to lower equity market appreciation and gains attributed to funds withheld and modified coinsurance portfolios related to the Reinsurance Treaty.
•Policyholders’ benefits decreased by $236 million mainly due to favorable claims and the impact of the Reinsurance Treaty effective April 1, 2023.

•Interest credited to policyholders’ account balances decreased by $141 million mainly due to ceded interest credit as a result of the Reinsurance Treaty.
•Investment losses decreased by $80 million mainly due to credit losses recognized in the first quarter of 2023 when intending to sell securities in an unrealized loss position in anticipation of the Company’s ordinary dividend to Holdings and liquidity sales.
•Net investment income increased by $57 million mainly due to higher assets, higher investment yields, and higher income from alternative investments.
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
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Due to the material weakness described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024.
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
Remediation Status of Material Weakness
Management continues to execute its plan moving towards remediation of the material weakness. Since identifying the material weakness, management is in the process of designing and implementing new controls to capture the completeness and accuracy of the Internal Reinsurance Treaty contractual terms. The material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness is not remediated as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
Other than as described above, with respect to ongoing remediation efforts, there were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II     OTHER INFORMATION
Item 1.     Legal Proceedings
For information regarding certain legal proceedings pending against us, see Note 18 of the Notes to the Consolidated Financial Statements (unaudited) in this Form 10-Q. Also see “Risk Factors—Legal and Regulatory Risks—Legal proceedings and regulatory actions” included in our 2023 Annual Report on Form 10-K.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Insider Trading Arrangements During the Three Months Ended June 30, 2024
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

Date: August 12, 2024	EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2024	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)