Form 10-Q
period 2024-09-30
Equitable Financial Life Insurance Co
filed 2024-11-07
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2024, 2,000,000 shares of the registrant’s Common Stock, $1.25 par value were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
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

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024	December 31, 2023
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $61,642 and $61,884) (allowance for credit losses of $4 and $4)	$56,107	$55,165
Mortgage loans on real estate (net of allowance for credit losses of $253 and $277)	17,747	17,877
Policy loans	3,785	3,667
Other equity investments (1)	3,296	3,162
Trading securities, at fair value	804	257
Other invested assets	5,873	5,952
Total investments	87,612	86,080
Cash and cash equivalents	3,003	2,833
Deferred policy acquisition costs	4,692	4,759
Amounts due from reinsurers (allowance for credit losses of $8 and $7)	19,773	20,636
Loans to affiliates	1,900	1,900
Current and deferred income taxes	3,076	2,755
Purchased market risk benefits	15,043	16,729
Other assets	5,293	5,326
Assets for market risk benefits	702	574
Separate Accounts assets	129,079	121,497
Total Assets	$270,173	$263,089
LIABILITIES
Policyholders’ account balances	$84,420	$82,990
Liability for market risk benefits	13,159	14,570
Future policy benefits and other policyholders' liabilities	16,974	16,573
Broker-dealer related payables	852	796
Amounts due to reinsurers	209	216
Funds withheld payable	9,881	10,603
Reinsurance deposit liabilities	14,414	14,965
Other liabilities	2,625	2,496
Separate Accounts liabilities	129,079	121,497
Total Liabilities	$271,613	$264,706
Redeemable noncontrolling interest (2)	$34	$24
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	6,907	6,895
Accumulated deficit	(2,275)	(1,600)
Accumulated other comprehensive income (loss)	(6,108)	(6,938)
Total Equity	(1,474)	(1,641)
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$270,173	$263,089
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
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
REVENUES
Policy charges and fee income	$194	$193	$584	$900
Premiums	149	102	401	455
Net derivative gains (losses)	(1,617)	941	(2,159)	(121)
Net investment income (loss)	918	893	2,718	2,636
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(25)	(65)	(58)	(143)
Other investment gains (losses), net	(24)	(443)	(47)	(501)
Total investment gains (losses), net	(49)	(508)	(105)	(644)
Investment management and service fees	62	36	175	269
Amortization of reinsurance deposit liabilities	215	126	554	316
Other income	310	220	759	496
Total revenues	182	2,003	2,927	4,307

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	358	418	1,075	1,371
Remeasurement of liability for future policy benefits	26	26	40	25
Change in market risk benefits and purchased market risk benefits	(257)	(211)	(219)	(279)
Interest credited to policyholders’ account balances	367	323	973	1,070
Compensation and benefits	36	41	129	144
Commissions	353	228	871	647
Interest expense	—	3	—	6
Amortization of deferred policy acquisition costs	135	128	390	373
Other operating costs and expenses	195	158	695	547
Total benefits and other deductions	1,213	1,114	3,954	3,904
Income (loss) from continuing operations, before income taxes	(1,031)	889	(1,027)	403
Income tax (expense) benefit	363	(56)	355	834
Net income (loss)	(668)	833	(672)	1,237
Less: Net income (loss) attributable to the noncontrolling interest (1)	2	(1)	3	—
Net income (loss) attributable to Equitable Financial	$(670)	$834	$(675)	$1,237
______________
(1)See Note 14 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(668)	$833	$(672)	$1,237

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments (1)	1,819	(1,511)	1,017	(548)
Change in market risk benefits - instrument-specific credit risk	8	(1,120)	(136)	(275)
Change in liability for future policy benefits - current discount rate	(193)	177	(52)	141
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	—	—	1	—
Other comprehensive income (loss), net of income taxes	1,634	(2,454)	830	(682)
Comprehensive income (loss)	966	(1,621)	158	555
Less: Comprehensive income (loss) attributable to the noncontrolling interest (1)	2	(1)	3	—
Comprehensive income (loss) attributable to Equitable Financial	$964	$(1,620)	$155	$555
_____________
(1)See Note 13 of the Notes to these Consolidated Financial Statements for details of change in unrealized gains (losses), net of adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months Ended September 30,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$2	$6,893	$(1,604)	$(7,742)	$(2,451)
Dividend to parent company	—	—	—	—	—
Net income (loss)	—	—	(670)	—	(670)
Other comprehensive income (loss)	—	—	—	1,634	1,634
Other	—	14	(1)	—	13
Balance, September 30, 2024	$2	$6,907	$(2,275)	$(6,108)	$(1,474)

Balance, beginning of period	$2	$7,483	$(1,354)	$(6,083)	$48
Dividend to parent company	—	(603)	—	—	(603)
Net income (loss)	—	—	834	—	834
Other comprehensive income (loss)	—	—	—	(2,454)	(2,454)
Other	—	10	—	—	10
Balance, September 30, 2023	$2	$6,890	$(520)	$(8,537)	$(2,165)

	Nine Months Ended September 30,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$2	$6,895	$(1,600)	$(6,938)	$(1,641)
Dividend to parent company	—	(4)	—	—	(4)
Net income (loss)	—	—	(675)	—	(675)
Other comprehensive income (loss)	—	—	—	830	830
Other	—	16	—	—	16
Balance, September 30, 2024	$2	$6,907	$(2,275)	$(6,108)	$(1,474)

Balance, beginning of period	$2	$8,536	$(1,757)	$(7,855)	$(1,074)
Dividend to parent company	—	(1,653)		—	(1,653)
Net income (loss)	—	—	1,237	—	1,237
Other comprehensive income (loss)	—	—	—	(682)	(682)
Other	—	7	—	—	7
Balance, September 30, 2023	$2	$6,890	$(520)	$(8,537)	$(2,165)

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(672)	$1,237
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	973	1,070
Policy charges and fee income	(584)	(900)
Net derivative (gains) losses	2,159	121
Credit and intent to sell losses on available for sale debt securities and loans	58	143
Investment (gains) losses, net	47	501
Realized and unrealized (gains) losses on trading securities	(56)	(5)
Non-cash long-term incentive compensation expense	35	29
Amortization and depreciation	87	184
Equity (income) loss from limited partnerships	(116)	(49)
Remeasurement of liability for future policy benefits	40	25
Change in market risk benefits	(219)	(279)
Changes in:
Reinsurance recoverable	1,015	(258)
Capitalization of deferred policy acquisition costs	(383)	(374)
Funds withheld payable	213	87
Future policy benefits	315	161
Current and deferred income taxes	(416)	(835)
Other, net	(150)	109
Net cash provided by (used in) operating activities	$2,346	$967

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$4,845	$7,225
Mortgage loans on real estate	997	353
Trading account securities	127	146
Short-term investments	723	1,249
Other	265	401
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(4,247)	(3,567)
Mortgage loans on real estate	(909)	(1,515)
Trading account securities	(626)	(163)
Short-term investments	(371)	(1,412)
Other	(226)	(517)
Cash settlements related to derivative instruments, net	(1,498)	(1,151)
Investment in capitalized software, leasehold improvements and EDP equipment	(60)	(34)
Other, net	(178)	(78)
Net cash provided by (used in) investing activities	$(1,158)	$937

See Notes to Consolidated Financial Statements (Unaudited).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,340	$6,938
Withdrawals	(9,996)	(7,996)
Transfers (to) from Separate Accounts	1,320	822
Payments of market risk benefits	(29)	(198)
Changes in securities lending payable	11	113
Change in collateralized pledged assets	(60)	(100)
Change in collateralized pledged liabilities	3,385	817
Shareholder dividend paid	(4)	(1,653)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	15	4
Other, net	—	—
Net cash provided by (used in) financing activities	$(1,018)	$(1,253)

Change in cash and cash equivalents	170	651
Cash and cash equivalents, beginning of period	2,833	797
Cash and cash equivalents, end of period	$3,003	$1,448

Non-cash transactions from investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$10	$19
Securities exchanged for other equity investment	$110	$—

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
All significant intercompany transactions and balances have been eliminated in consolidation. The terms “third quarter 2024” and “third quarter 2023” refer to the three months ended September 30, 2024 and 2023, respectively. The terms “first nine months of 2024” and “first nine months of 2023” refer to the nine months ended September 30, 2024 and 2023, respectively.
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
The adoption of ASU 2023-07 is not expected to materially impact the Company’s financial position, results of operation, or cash flows.
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
Consolidated VIEs
As of September 30, 2024 and December 31, 2023, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in other invested assets and mortgage loans on real estate in the Company’s consolidated balance sheets at September 30, 2024 and December 31, 2023 are total assets of $1.3 billion and $1.1 billion, respectively related to these VIEs.
Non-Consolidated VIEs
As of September 30, 2024 and December 31, 2023, respectively, the Company held approximately $2.8 billion and $2.5 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as the primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $342.8 billion and $268.5 billion as of September 30, 2024 and December 31, 2023, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.8 billion and $2.5 billion and approximately $1.0 billion and $1.2 billion of unfunded commitments as of September 30, 2024 and December 31, 2023, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Impact of Assumption Updates
The net impact of assumption changes during the three and nine months ended September 30, 2024 increased other income by $4 million, increased remeasurement of liability for future policy benefits by $25 million and decreased policyholders’ benefits by $2 million. This resulted in a decrease in income (loss) from operations, before income taxes of $19 million and a decrease in net income (loss) by $15 million.
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
Model Changes
There were no material model changes in the first nine months of 2024 and 2023.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of September 30, 2024 and December 31, 2023 was $524 million and $528 million, respectively. There was no accrued interest written off for AFS fixed maturities for the three and nine months ended September 30, 2024 and 2023.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2024
Fixed Maturities:
Corporate (1)	$41,982	$4	$406	$4,309	$38,075
U.S. Treasury, government and agency	5,701	—	3	1,079	4,625
States and political subdivisions	385	—	4	59	330
Foreign governments	653	—	2	99	556
Residential mortgage-backed (2)	1,689	—	11	94	1,606
Asset-backed (3)	7,768	—	47	44	7,771
Commercial mortgage-backed	3,408	—	3	327	3,084
Redeemable preferred stock	56	—	4	—	60
Total at September 30, 2024	$61,642	$4	$480	$6,011	$56,107

December 31, 2023:
Fixed Maturities:
Corporate (1)	$42,014	$4	$217	$4,960	$37,267
U.S. Treasury, government and agency	5,639	—	2	1,102	4,539
States and political subdivisions	525	—	9	64	470
Foreign governments	689	—	2	110	581
Residential mortgage-backed (2)	1,469	—	3	128	1,344
Asset-backed (3)	8,092	—	20	107	8,005
Commercial mortgage-backed	3,400	—	1	501	2,900
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2023	$61,884	$4	$257	$6,972	$55,165
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of September 30, 2024 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
September 30, 2024:
Contractual maturities:
Due in one year or less	$2,025	$2,009
Due in years two through five	11,178	10,968
Due in years six through ten	12,750	12,209
Due after ten years	22,764	18,400
Subtotal	48,717	43,586
Residential mortgage-backed	1,689	1,606
Asset-backed	7,768	7,771
Commercial mortgage-backed	3,408	3,084
Redeemable preferred stock	56	60
Total at September 30, 2024	$61,638	$56,107

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Proceeds from sales	$431	$2,352	$1,184	$5,313
Gross gains on sales (1)	$2	$1	$4	$8
Gross losses on sales (2)	$(26)	$(445)	$(53)	$(509)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(2)	$—	$(7)	$(62)
______________
(1)Includes $0 million and $0 million for the three and nine months ended September 30, 2024, respectively, and $0 million and $0 million for the three and nine months ended September 30, 2023, respectively, of gross gains related to funds withheld assets held by the Company in support of Equitable America’s reinsurance obligations to the Company. These realized gains are included in other investment gains (losses), net.
(2)Includes $8 million, and $32 million for the three and nine months ended September 30, 2024, respectively, and $101 million and $135 million for the three and nine months ended September 30, 2023, respectively, of gross losses related to funds withheld assets held by the Company in support of Equitable America’s reinsurance obligations to the Company. These realized losses are included in other investment gains (losses), net.

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$50	$44	$48	$36
Previously recognized impairments on securities that matured, paid, prepaid or sold	4	(1)	(4)	(56)
Recognized impairments on securities impaired to fair value this period (1) (2)	—	—	—	50
Credit losses recognized this period on securities for which credit losses were not previously recognized	(1)	1	5	10
Additional credit losses this period on securities previously impaired	(2)	—	2	4
Balance, end of period	$51	$44	$51	$44
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
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Three Months Ended September 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(7,768)	$19	$442	$(7,307)
Net investment gains (losses) arising during the period	2,216	—	—	2,216
Reclassification adjustment:
Included in net income (loss)	26	—	—	26
Excluded from net income (loss)	—	—	—	—
Other	—	—	104	104
Impact of net unrealized investment gains (losses)	—	(5)	(470)	(475)
Net unrealized investment gains (losses) excluding credit losses	(5,526)	14	76	(5,436)
Net unrealized investment gains (losses) with credit losses	(5)	—	1	(4)
Balance, end of period	$(5,531)	$14	$77	$(5,440)

	Three Months Ended September 30, 2023
Balance, beginning of period	$(8,187)	$11	$423	$(7,753)
Net investment gains (losses) arising during the period	(2,329)	—	—	(2,329)
Reclassification adjustment:
Included in net income (loss)	444	—	—	444
Excluded from net income (loss)	—	—	—	—
Other	—	—	(59)	(59)
Impact of net unrealized investment gains (losses)	—	8	394	402
Net unrealized investment gains (losses) excluding credit losses	(10,072)	19	758	(9,295)
Net unrealized investment gains (losses) with credit losses	1	—	—	1
Balance, end of period	$(10,071)	$19	$758	$(9,294)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(6,715)	$13	$227	$(6,475)
Net investment gains (losses) arising during the period	1,136	—	—	1,136
Reclassification adjustment:
Included in net income (loss)	56	—	—	56
Other	—	—	99	99
Impact of net unrealized investment gains (losses)	—	1	(251)	(250)
Net unrealized investment gains (losses) excluding credit losses	(5,523)	14	75	(5,434)
Net unrealized investment gains (losses) with credit losses	(8)	—	2	(6)
Balance, end of period	$(5,531)	$14	$77	$(5,440)

	Nine Months Ended September 30, 2023
Balance, beginning of period	$(9,116)	$21	$421	$(8,674)
Net investment gains (losses) arising during the period	(1,514)	—	—	(1,514)
Reclassification adjustment:
Included in net income (loss)	564	—	—	564
Other	—	—	136	136
Impact of net unrealized investment gains (losses)	—	(2)	200	198
Net unrealized investment gains (losses) excluding credit losses	(10,066)	19	757	(9,290)
Net unrealized investment gains (losses) with credit losses	(5)	—	1	(4)
Balance, end of period	$(10,071)	$19	$758	$(9,294)
_____________
(1)Certain balances were revised from previously filed financial statements.
The following tables disclose the fair values and gross unrealized losses of the 3,284 issues as of September 30, 2024 and the 3,986 issues as of December 31, 2023 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2024
Fixed Maturities:
Corporate	$1,444	$63	$26,889	$4,236	$28,333	$4,299
U.S. Treasury, government and agency	44	—	4,455	1,079	4,499	1,079
States and political subdivisions	—	—	233	59	233	59
Foreign governments	10	1	492	98	502	99
Residential mortgage-backed	156	1	891	93	1,047	94
Asset-backed	361	1	822	43	1,183	44
Commercial mortgage-backed	54	7	2,867	320	2,921	327
Total at September 30, 2024	$2,069	$73	$36,649	$5,928	$38,718	$6,001

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2023:
Fixed Maturities:
Corporate	$1,693	$119	$29,617	$4,839	$31,310	$4,958
U.S. Treasury, government and agency	111	2	4,361	1,100	4,472	1,102
States and political subdivisions	10	—	244	64	254	64
Foreign governments	8	1	514	109	522	110
Residential mortgage-backed	74	1	1,030	127	1,104	128
Asset-backed	238	—	5,499	107	5,737	107
Commercial mortgage-backed	62	11	2,796	490	2,858	501
Total at December 31, 2023	$2,196	$134	$44,061	$6,836	$46,257	$6,970
The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.1% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of September 30, 2024 and December 31, 2023 were $400 million and $360 million, respectively, representing 27.1% and 21.9% of the total consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of September 30, 2024 and December 31, 2023, respectively, approximately $1.7 billion and $2.5 billion, or 2.8% and 4.1%, of the $61.6 billion and $61.9 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $57 million and $102 million as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, respectively, the $5.9 billion and $6.8 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either September 30, 2024 or December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of September 30, 2024, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
Beginning in 2023, the Company entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of September 30, 2024 and December 31, 2023, the estimated fair value of loaned securities was $107 million and $91 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of September 30, 2024 and December 31, 2023, cash collateral received in the amount of $109 million and $93 million was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the September 30, 2024 and December 31, 2023.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Mortgage Loans on Real Estate
In September 2023, the Company began investing in residential mortgage loans. Accrued interest receivable on commercial, agricultural and residential mortgage loans as of September 30, 2024 and December 31, 2023 was $85 million and $81 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the nine months ended September 30, 2024 and 2023.
As of September 30, 2024, the Company foreclosed on one commercial mortgage loan that had an amortized cost of $108 million and an associated allowance of $54 million, that it re-acquired as wholly owned real estate with a cost of $56 million. As of September 30, 2024 and December 31, 2023, there were no other mortgage loans for which foreclosure was probable.
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$218	$140	$270	$123
Current-period provision for expected credit losses	20	63	43	80
Write-offs charged against the allowance	—	—	(75)	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	20	63	(32)	80
Balance, end of period	$238	$203	$238	$203

Agricultural mortgages:
Balance, beginning of period	$9	$5	$6	$6
Current-period provision for expected credit losses	4	1	7	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	4	1	7	—
Balance, end of period	$13	$6	$13	$6

Residential mortgages:
Balance, beginning of period	$2	$—	$1	$—
Current-period provision for expected credit losses	—	—	1	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Net change in allowance	—	—	1	—
Balance, end of period	$2	$—	$2	$—

Total allowance for credit losses	$253	$209	$253	$209

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3)

	September 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$—	$285	$135	$157	$131	$1,482	$—	$—	$2,190
50% - 70%	225	688	1,426	632	457	2,144	397	407	6,376
70% - 90%	41	237	1,062	1,148	622	1,209	89	—	4,408
90% plus	—	—	467	158	85	1,287	—	—	1,997
Total commercial	$266	$1,210	$3,090	$2,095	$1,295	$6,122	$486	$407	$14,971

Agricultural:
0% - 50%	$33	$102	$164	$191	$251	$898	$—	$—	$1,639
50% - 70%	136	57	134	143	164	295	—	—	929
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$169	$159	$298	$334	$415	$1,209	$—	$—	$2,584

Total commercial and agricultural mortgage loans:
0% - 50%	$33	$387	$299	$348	$382	$2,380	$—	$—	$3,829
50% - 70%	361	745	1,560	775	621	2,439	397	407	7,305
70% - 90%	41	237	1,062	1,148	622	1,225	89	—	4,424
90% plus	—	—	467	158	85	1,287	—	—	1,997
Total commercial and agricultural mortgage loans	$435	$1,369	$3,388	$2,429	$1,710	$7,331	$486	$407	$17,555

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Debt Service Coverage (“DSC”) Ratios (2) (3)

	September 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$—	$175	$646	$1,222	$917	$3,423	$—	$—	$6,383
1.8x to 2.0x	—	—	50	208	378	508	170	278	1,592
1.5x to 1.8x	—	141	733	146	—	1,019	31	92	2,162
1.2x to 1.5x	118	428	1,124	429	—	556	—	—	2,655
1.0x to 1.2x	148	457	366	56	—	479	285	37	1,828
Less than 1.0x	—	9	171	34	—	137	—	—	351
Total commercial	$266	$1,210	$3,090	$2,095	$1,295	$6,122	$486	$407	$14,971

Agricultural:
Greater than 2.0x	$10	$7	$42	$34	$58	$179	$—	$—	$330
1.8x to 2.0x	12	17	24	54	29	81	—	—	217
1.5x to 1.8x	50	11	49	27	120	180	—	—	437
1.2x to 1.5x	32	46	95	139	142	425	—	—	879
1.0x to 1.2x	48	46	64	69	58	313	—	—	598
Less than 1.0x	17	32	24	11	8	31	—	—	123
Total agricultural	$169	$159	$298	$334	$415	$1,209	$—	$—	$2,584

Total commercial and agricultural mortgage loans:
Greater than 2.0x	$10	$182	$688	$1,256	$975	$3,602	$—	$—	$6,713
1.8x to 2.0x	12	17	74	262	407	589	170	278	1,809
1.5x to 1.8x	50	152	782	173	120	1,199	31	92	2,599
1.2x to 1.5x	150	474	1,219	568	142	981	—	—	3,534
1.0x to 1.2x	196	503	430	125	58	792	285	37	2,426
Less than 1.0x	17	41	195	45	8	168	—	—	474
Total commercial and agricultural mortgage loans	$435	$1,369	$3,388	$2,429	$1,710	$7,331	$486	$407	$17,555
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	September 30, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Performance indicators:
Performing	$—	$254	$116	$71	$2	$2	$445
Nonperforming	—	—	—	—	—	—	—
Total	$—	$254	$116	$71	$2	$2	$445

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Performance indicators:
Performing	$98	$121	$74	$2	$1	$2	$298
Nonperforming	—	—	—	—	—	—	—
Total	$98	$121	$74	$2	$1	$2	$298
Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
September 30, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$14,938	$14,938	$33	$14,971	$—	$—
Agricultural	12	9	49	70	2,478	2,548	36	2,584	—	—
Residential	—	—	—	—	445	445	—	445	—	—
Total	$12	$9	$49	$70	$17,861	$17,931	$69	$18,000	$—	$—
December 31, 2023:
Mortgage loans:
Commercial	$32	$—	$—	$32	$15,045	$15,077	$234	$15,311	$—	$7
Agricultural	7	5	40	52	2,474	2,526	19	2,545	—	—
Residential	—	—	—	—	298	298	—	298	—	—
Total	$39	$5	$40	$84	$17,817	$17,901	$253	$18,154	$—	$7
_______________
(1)Amounts presented at amortized cost basis.
As of September 30, 2024 and December 31, 2023, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $36 million and $127 million, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Troubled Debt Restructuring
There were no TDRs during the three months ended September 30, 2024. There was one TDR during the nine months ended September 30, 2024. The Company granted a modification splitting the commercial mortgage loan into two notes. One note retaining the original loan terms and the second note with an increased interest rate to market terms and required management of excess cash. The loans have an amortized cost of $65 million. The impact to Investment income or gains (losses) as a result of this modification for the nine months ended September 30, 2024 was not material to the consolidated financial statements.
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
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$28	$(11)	$38	$(5)
Net investment gains (losses) recognized on securities sold during the period	(4)	(6)	(3)	(8)
Unrealized and realized gains (losses) on equity securities	$24	$(17)	$35	$(13)
Trading Securities
As of September 30, 2024 and December 31, 2023, respectively, the fair value of the Company’s trading securities was $804 million and $257 million. As of September 30, 2024 and December 31, 2023, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $60 million and $48 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$40	$(9)	$55	$8
Net investment gains (losses) recognized on securities sold during the period	1	(1)	1	(3)
Unrealized and realized gains (losses) on trading securities	41	(10)	56	5
Interest and dividend income from trading securities	8	1	13	6
Net investment income (loss) from trading securities	$49	$(9)	$69	$11

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Net Investment Income
The following tables provide the components of net investment income by investment type:

	Three Months Ended September 30,
	2024			2023
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$394	$248	$642	$401	$282	$683
Mortgage loans on real estate	143	85	228	136	88	224
Policy loans	49	3	52	47	3	50
Other equity investments	66	8	74	30	—	30
Trading securities	49	—	49	(9)	—	(9)
Other investment income	(51)	10	(41)	(4)	6	2
Gross investment income (loss)	650	354	1,004	601	379	980
Investment expenses	(54)	(32)	(86)	(49)	(38)	(87)
Net investment income (loss)	$596	$322	$918	$552	$341	$893

	Nine Months Ended September 30,
	2024			2023
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$1,171	$775	$1,946	$1,488	$554	$2,042
Mortgage loans on real estate	430	254	684	424	175	599
Policy loans	143	10	153	140	7	147
Other equity investments	162	20	182	100	(35)	65
Trading securities	69	—	69	11	—	11
Other investment income	(80)	26	(54)	7	7	14
Gross investment income (loss)	1,895	1,085	2,980	2,170	708	2,878
Investment expenses	(164)	(98)	(262)	(174)	(68)	(242)
Net investment income (loss)	$1,731	$987	$2,718	$1,996	$640	$2,636
_______________
(1)“NI Modco” represents modco arrangement on non-insulated Separate Accounts as part of the Reinsurance Treaty with Equitable America.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Investment Gains (Losses), Net
Investment gains (losses), net, including changes in the valuation allowances and credit losses were as follows:

	Three Months Ended September 30,
	2024			2023
	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$(18)	$(8)	$(26)	$(344)	$(101)	$(445)
Mortgage loans on real estate	(12)	(12)	(24)	(22)	(42)	(64)
Other equity investments (1)	—	—	—	—	—	—
Other	1	—	1	1	—	1
Investment gains (losses), net	$(29)	$(20)	$(49)	$(365)	$(143)	$(508)

	Nine Months Ended September 30,
	2024			2023
	Excluding Funds Withheld and NI Modco	Funds Withheld Assets and NI Modco	Total	Excluding Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$(24)	$(32)	$(56)	$(430)	$(135)	$(565)
Mortgage loans on real estate	(27)	(26)	(53)	(36)	(44)	(80)
Other equity investments	—	—	—	—	—	—
Other	4	—	4	1	—	1
Investment gains (losses), net	$(47)	$(58)	$(105)	$(465)	$(179)	$(644)
For the three and nine months ended September 30, 2024 and 2023, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $0 million $1 million, $0 million and $1 million.
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
The following table presents the gross notional amount and fair value of the Company’s derivatives:
Derivative Instruments by Category

	September 30, 2024
			Fair Value
	Notional Amount	Notional Amount- FWH and NI Modco	Derivative Assets	Derivative Assets - FWH and NI Modco	Derivative Liabilities	Derivative Liabilities - FWH and NI Modco	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$2,710	$—	$92	$—	$104	$—	$(12)
Interest swaps	952	—	—	—	339	—	(339)
Total: designated for hedge accounting	3,662	—	92	—	443	—	(351)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2024
			Fair Value
	Notional Amount	Notional Amount- FWH and NI Modco	Derivative Assets	Derivative Assets - FWH and NI Modco	Derivative Liabilities	Derivative Liabilities - FWH and NI Modco	Net Derivatives
	(in millions)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	2,495	3,292	—	—	—	—	—
Swaps	898	14,347	4	55	—	1	58
Options	10,269	46,418	3,484	12,918	879	2,775	12,748
Interest rate contracts:
Futures	1,771	5,748	—	—	—	—	—
Swaps	598	2,299	14	6	3	26	(9)
Credit contracts:
Credit default swaps	75	—	—	—	1	—	(1)
Currency contracts:
Currency swaps	870	—	—	—	14	—	(14)
Other freestanding contracts:
Margin	—	—	115	208	—	—	323
Collateral	—	—	118	—	12,203	—	(12,085)
Total: Not designated for hedge accounting	16,976	72,104	3,735	13,187	13,100	2,802	1,020

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2) (5)	—	—	9,348	—	12,411	—	(3,063)
Funds withheld payable (3)	—	—	—	—	361	—	(361)
Modco payable (4)	—	—	(1,012)	—	—	—	(1,012)
Total embedded derivatives	—	—	8,336	—	12,772	—	(4,436)

Total derivative instruments	$20,638	$72,104	$12,163	$13,187	$26,315	$2,802	$(3,767)
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
The following table presents the effects of derivative instruments on the consolidated statements of income and comprehensive income (loss):

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivative instruments:
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency/Interest rate contracts:
Currency swaps	$—	$—	$3	$42	$(59)	$1	$—	$10	$19	$(21)
Interest swaps	—	—	3	—	(5)	—	—	(11)	—	1
Total: designated for hedge accounting	—	—	6	42	(64)	1	—	(1)	19	(20)
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	54	(135)	—	—	—	169	(181)	—	—	—
Swaps	(45)	(688)	—	—	—	(203)	(1,738)	—	—	—
Options	209	947	—	—	—	865	3,679	—	—	—
Interest rate contracts:
Futures	39	(90)	—	—	—	(16)	(5)	—	—	—
Swaps	27	118	—	—	—	(16)	(92)	—	—	—
Swaptions	—	—	—	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	—	—	—	—	—	—
Currency contracts:
Currency swaps	(43)	—	—	—	—	(29)	—	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Total: not designated for hedge accounting	241	152	—	—	—	770	1,663	—	—	—

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features	(276)	—	—	—	—	(1,130)	—	—	—	—
Funds withheld payable	131	—	—	—	—	1,237	—	—	—	—
Modco payable	(1,860)	—	—	—	—	(4,682)	—	—	—	—
Total embedded derivatives	(2,005)	—	—	—	—	(4,575)	—	—	—	—

Total derivatives	$(1,764)	$152	$6	$42	$(64)	$(3,804)	$1,663	$(1)	$19	$(20)
______________
(1)    Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    Investment fees of $4 million and $15 million for the three and nine months ended September 30, 2024, respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
	Net Derivatives Gain (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: Designated for hedge accounting
Cash flow hedges:
Currency Swaps	$(12)	$—	$3	$(33)	$14	$(2)	$—	$8	$(59)	$41
Interest Swaps	8	—	—	—	27	(13)	—	—	—	30
Total: Designated for hedge accounting	(4)		3	(33)	41	(15)		8	(59)	71

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
	Net Derivatives Gain (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: Not designated for hedge accounting
Equity contracts:
Futures	(48)	90	—	—	—	(145)	(68)	—	—	—
Swaps	105	558	—	—	—	(612)	(33)	—	—	—
Options	(124)	(674)	—	—	—	1,733	1,358	—	—	—
Interest rate contracts:
Futures	(31)	103	—	—	—	(92)	179	—	—	—
Swaps	(55)	(234)	—	—	—	(68)	(228)	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	—	—	—	—	—	—
Currency contracts:
Currency swaps	28	—	—	—	—	9	—	—	—	—
Currency forwards	—	—	—	—	—	—	—	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—	—	—
Total: Not designated for hedge accounting	(125)	(157)	—	—	—	825	1,208	—	—	—

Embedded Derivatives:
SCS, SIO, MSO and IUL indexed features	181	—	—	—	—	(1,846)	—	—	—	—
Funds withheld payable	(48)	—	—	—	—	551	—	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
	Net Derivatives Gain (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gain(Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Modco payable	1,099	—	—	—	—	(830)	—	—	—	—
Total Embedded Derivatives	1,232	—	—	—	—	(2,125)	—	—	—	—

Total derivatives instruments	$1,103	$(157)	$3	$(33)	$41	$(1,315)	$1,208	$8	$(59)	$71
______________
(1)    Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    Investment fees of $5 million and $13 million for the three and nine months ended September 30, 2023, respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$13	$52	$(31)	$22
Amount recorded in AOCI
Currency swaps	(16)	(17)	2	(12)
Interest swaps	(7)	31	(23)	4
Total amount recorded in AOCI	(23)	14	(21)	(8)
Amount reclassified (to) from income to AOCI
Currency swaps (1)	(43)	31	(23)	53
Interest swaps (1)	2	(4)	24	26
Total amount reclassified (to) from income to AOCI	(41)	27	1	79
Balance, end of period (2)	$(51)	$93	$(51)	$93
______________
(1)    Currency swaps income is reported in net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)     The Company does not estimate the amount of the deferred losses in AOCI at three and nine months ended September 30, 2024 and 2023 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of September 30, 2024 and December 31, 2023 are exchange-traded and net settled daily in cash. As of September 30, 2024 and December 31, 2023, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $271 million and $248 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $75 million and $100 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $14 million and $14 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of September 30, 2024 and December 31, 2023, respectively, the Company held $12.2 billion and $8.3 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $118 million and $75 million as of September 30, 2024 and December 31, 2023, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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
As of September 30, 2024 and December 31, 2023 there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of September 30, 2024

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$17,014	$12,715	$4,299	$(3,618)	$681
Secured lending	109	—	109	—	109
Other financial assets	1,465	—	1,465	—	1,465
Other invested assets	$18,588	$12,715	$5,873	$(3,618)	$2,255

Liabilities:
Derivative liabilities	$12,726	$12,715	$11	$—	$11
Secured lending	109	—	109	—	109
Other financial liabilities	2,505	—	2,505	—	2,505
Other liabilities	$15,340	$12,715	$2,625	$—	$2,625
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
Summarized financial information for the Company’s Closed Block is as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,271	$5,461
Other liabilities	57	57
Total Closed Block liabilities	5,328	5,518

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,862 and $2,945) (allowance for credit losses of $0 and $0)	2,785	2,800
Mortgage loans on real estate (net of allowance for credit losses of $15 and $13)	1,541	1,612
Policy loans	534	554
Cash and other invested assets	79	58
Other assets	117	150
Total assets designated to the Closed Block	5,056	5,174

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	September 30, 2024	December 31, 2023
Excess of Closed Block liabilities over assets designated to the Closed Block	272	344
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $16 and $31	(61)	(115)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$211	$229

The Company’s Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues:
Premiums and other income	$26	$27	$81	$86
Net investment income (loss)	51	53	154	156
Investment gains (losses), net	(2)	(6)	(3)	(6)
Total revenues	75	74	232	236

Benefits and Other Deductions:
Policyholders’ benefits and dividends	69	79	210	237
Other operating costs and expenses	—	—	—	—
Total benefits and other deductions	69	79	210	237
Net income (loss), before income taxes	6	(5)	22	(1)
Income tax (expense) benefit	(2)	2	(5)	—
Net income (loss)	$4	$(3)	$17	$(1)
6)     DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(in millions)
Term	$320	$338
UL	26	22
VUL	232	182
GMxB Core	1,400	1,483
EQUI-VEST Individual	145	150
Investment Edge	154	150
SCS	1,281	1,282
GMxB Legacy	202	208
EQUI-VEST Group	718	723
Momentum	84	82
Closed Block	110	117
Other	20	22
Total	$4,692	$4,759
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the DAC asset were as follows:

	Nine Months Ended September 30, 2024
	Term	UL	VUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)	Total
	(in millions)
Balance, beginning of period	$338	$22	$182	$1,483	$150	$150	$1,282	$208	$723	$82	$117	$4,737
Capitalization (2)	10	5	58	35	9	19	173	19	45	8	—	381
Amortization (3)	(28)	(1)	(8)	(103)	(9)	(11)	(162)	(19)	(33)	(6)	(7)	(387)
Recovery of acquisition cost (4)	—	—	—	(15)	(5)	(4)	(12)	(6)	(17)	—	—	(59)
Balance, end of period	$320	$26	$232	$1,400	$145	$154	$1,281	$202	$718	$84	$110	$4,672
______________
(1)“CB” defined as Closed Block.
(2)DAC capitalization of $2 million related to Other not reflected in table above.
(3)DAC amortization of $3 million related to Other not reflected in table above.
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
(2)     Related to the Internal Reinsurance Transaction and is recorded in other income.

Changes in the sales inducement assets were as follows:

	Nine Months Ended September 30,
	2024		2023
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$126	$179	$137	$200
Capitalization	—	—	1	—
Amortization	(9)	(14)	(9)	(16)
Balance, end of period	$117	$165	$129	$184

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Changes in the unearned revenue liability were as follows:

	Nine Months Ended September 30,
	2024		2023
	UL	VUL	UL	VUL
	(in millions)
Balance, beginning of period	$105	$551	$95	$525
Capitalization	12	52	14	45
Amortization	(6)	(26)	(5)	(26)
Recovery of unearned revenue	(2)	—	(2)	—
Balance, end of period	$109	$577	$102	$544

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of September 30, 2024 and December 31, 2023, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of September 30, 2024

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$36,074	$2,001	$38,075
U.S. Treasury, government and agency	—	4,625	—	4,625
States and political subdivisions	—	330	—	330
Foreign governments	—	556	—	556
Residential mortgage-backed (2)	—	1,606	—	1,606
Asset-backed (3)	—	7,722	49	7,771
Commercial mortgage-backed	—	3,078	6	3,084
Redeemable preferred stock	—	60	—	60
Total fixed maturities, AFS	—	54,051	2,056	56,107
Other equity investments	158	315	54	527
Trading securities	239	565	—	804
Other invested assets:
Short-term investments	—	75	—	75
Assets of consolidated VIEs/VOEs	—	—	2	2
Swaps	—	(316)	—	(316)
Credit default swaps	—	(1)	—	(1)
Options	—	12,748	—	12,748
Total other invested assets	—	12,506	2	12,508
Cash equivalents	1,295	1,310	—	2,605
Purchased market risk benefits	—	—	15,043	15,043
Assets for market risk benefits	—	—	702	702
Separate Accounts assets (4)	126,017	2,517	—	128,534
Modco payable (5)	—	—	(1,012)	(1,012)
SCS, SIO, MSO and IUL indexed features’ asset	—	9,348	—	9,348
Total Assets	127,709	80,612	16,845	225,166

Liabilities:
SCS, SIO, MSO and IUL indexed features’ liability (6)	—	12,411	—	12,411
Liabilities for market risk benefits	—	—	13,159	13,159
Funds withheld payable (7)	—	—	361	361
Total Liabilities	$—	$12,411	$13,520	$25,931
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of September 30, 2024 the fair value of such investments was $329 million.
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $1.0 billion and $1.3 billion as of September 30, 2024 and December 31, 2023, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the nine months ended September 30, 2024, fixed maturities with fair values of $115 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $27 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 9.6% of total consolidated equity as of September 30, 2024.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Level 3 Instruments - Fair Value Measurements

	Three Months Ended September 30, 2024
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,040	$—	$27	$6
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	(1)	—	—	—
Subtotal	—	—	—	—
Other comprehensive income (loss)	34	—	—	—
Purchases	147	—	29	—
Sales	(163)	—	(7)	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	(30)	—	—	—
Transfers out of Level 3 (1)	(27)	—	—	—
Balance, end of period	$2,001	$—	$49	$6
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$33	$—	$—	$—
_______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2024 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Three Months Ended September 30, 2024
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable (4)
	(in millions)
Balance, beginning of period	$55	$—	$(87)	$(183)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	1	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	1	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	—	—	—	—
Sales	1	—	—	—
Change in fair value of funds withheld assets	—	—	448	(829)
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$56	$—	$361	$(1,012)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2024
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable (4)
	(in millions)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$2	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2024, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.
(4)Reflected in Amounts due from reinsurers.

	Three Months Ended September 30, 2023
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$1,976	$27	$—	$34
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	1	—	—	—
Investment gains (losses), net	(5)	—	—	—
Subtotal	(4)	—	—	—
Other comprehensive income (loss)	6	—	—	—
Purchases	129	—	10	5
Sales	(54)	(1)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	(11)	—	—	—
Transfers out of Level 3 (1)	(33)	—	—	—
Balance, end of period	$2,009	$26	$10	$39
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$6	$—	$—	$—
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2024
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,070	$27	$24	$6
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	5	—	—	—
Investment gains (losses), net	(3)	—	—	—
Subtotal	2	—	—	—
Other comprehensive income (loss)	44	—	—	—
Purchases	472	—	46	—
Sales	(540)	—	(7)	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	27	—	—	—
Transfers out of Level 3 (1)	(74)	(27)	(14)	—
Balance, end of period	$2,001	$—	$49	$6
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$43	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2024 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2024
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
	(in millions)
Balance, beginning of period	$57	$—	$100	$(411)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	2	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	2	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	—	—	—	—
Sales	(2)	—	—	—
Change in fair value of funds withheld assets	—	—	261	(601)
Other	—	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Balance, end of period	$56	$—	$361	$(1,012)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Nine Months Ended September 30, 2024
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$2	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of September 30, 2024, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

	Nine Months Ended September 30, 2023
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,103	$29	$—	$32
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	4	—	—	—
Investment gains (losses), net	(16)	—	—	—
Subtotal	(12)	—	—	—
Other comprehensive income (loss)	16	—	—	—
Purchases	452	—	10	7
Sales	(216)	(3)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(334)	—	—	—
Balance, end of period	$2,009	$26	$10	$39
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$10	$—	$—	$—
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2024

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$328	Matrix pricing model	Spread over benchmark	20 bps - 295 bps	140 bps
	704	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.0x - 36.5x 7.8% - 17.1% 0.7x - 11.8x (1.6)% - 65.1%	13.0x 4.7% 5.8x 20.0%
Other equity investments	—	Discounted Cash Flow	Earnings multiple	0.0x - 0.0x	0.0x
Purchased MRB asset (1) (2) (4)	15,043	Discounted cash flow	Lapse rates Withdrawal rates GMIB utilization rates Non-performance risk Volatility rates - equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.24% - 36.18% 0.00% - 11.65% 0.04% - 100.00% 20 bps - 96 bps 12% - 30% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 41.20%	2.65% 0.63% 5.80% 29 bps 24% 3.07% (same for all ages) (same for all ages)
Liabilities: (5)
Direct MRB (1) (2) (3) (4)	$12,457	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	111 bps 0.24% - 36.18% 0.00% - 11.65% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 41.20%	111 bps 3.29% 0.66% 5.30% 3.01% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $13.2 billion of MRB liabilities and $702 million of MRB assets.
(4)Includes Legacy and Core products.
(5)    Funds withheld and modco payable that contain embedded derivatives held at fair value are excluded from the tables above. The funds withheld payable embedded derivative utilizes a total return swap technique which incorporates the fair value of the invested assets supporting the reinsurance agreement as a component of the valuation.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
Excluded from the tables above as of September 30, 2024 and December 31, 2023, respectively, are approximately $1.1 billion and $873 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of September 30, 2024 and December 31, 2023, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of September 30, 2024 and December 31, 2023, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2024:
Mortgage loans on real estate	$17,747	$—	$—	$16,595	$16,595
Policy loans	$3,785	$—	$—	$4,121	$4,121
Loans to affiliates	$1,900	$—	$1,825	$—	$1,825
Policyholders’ liabilities: Investment contracts	$1,972	$—	$—	$1,955	$1,955
Funds withheld payable	$9,520	$—	$—	$9,520	$9,520
Modco payable (1)	$30,876	$—	$—	$30,876	$30,876
FHLB funding agreements	$7,167	$—	$7,126	$—	$7,126
FABN funding agreements	$5,795	$—	$5,567	$—	$5,567
Funding agreement-backed commercial paper (FABCP)	$73	$—	$75	$—	$75
Separate Accounts liabilities	$11,246	$—	$—	$11,246	$11,246

December 31, 2023:
Mortgage loans on real estate	$17,877	$—	$—	$16,174	$16,174
Policy loans	$3,667	$—	$—	$3,961	$3,961
Loans to affiliates	$1,900	$—	$1,790	$—	$1,790
Policyholders’ liabilities: Investment contracts	$1,554	$—	$—	$1,526	$1,526
Funds withheld payable	$10,503	$—	$—	$10,503	$10,503
Modco payable	$29,912	$—	$—	$29,912	$29,912
FHLB funding agreements	$7,618	$—	$7,567	$—	$7,567
FABN funding agreements	$6,267	$—	$5,840	$—	$5,840
Funding agreement-backed commercial paper (FABCP)	$939	$—	$948	$—	$948
Separate Accounts liabilities	$10,343	$—	$—	$10,343	$10,343
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
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(in millions)
Reconciliation
Term	$1,361	$1,341
Payout	5,103	4,464
Group Pension - Benefit Reserve & DPL	487	490
Health	1,448	1,505
UL	1,284	1,220
Subtotal	9,683	9,020
Whole Life Closed Block and Open Block products	5,259	5,463
Other (1)	605	657
Future policyholder benefits total	15,547	15,140
Other policyholder funds and dividends payable	1,427	1,433
Total	$16,974	$16,573
______________
(1)Primarily consists of future policy benefits related to Assumed Life and Disability, Group Life Run off, Variable Interest Sensitive Life rider and Major Medical products.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
-
The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Term	Payout	Group Pension	Health	Term	Payout	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums

Balance, beginning of period	$2,125	$—	$—	$(21)	$2,090	$—	$—	$(6)
Beginning balance at original discount rate	2,051	—	—	(22)	2,069	—	—	(6)
Effect of changes in cash flow assumptions	21	—	—	(4)	32	—	—	(8)
Effect of actual variances from expected experience	(79)	—	—	(4)	(13)	—	—	(5)
Adjusted beginning of period balance	1,993	—	—	(30)	2,088	—	—	(19)
Issuances	40	—	—	—	49	—	—	—
Interest accrual	73	—	—	(1)	75	—	—	—
Net premiums collected	(139)	—	—	3	(147)	—	—	2
Ending Balance at original discount rate	1,967	—	—	(28)	2,066	—	—	(18)
Effect of changes in discount rate assumptions	79	—	—	1	(82)	—	—	1
Balance, end of period	$2,046	$—	$—	$(27)	$1,983	$—	$—	$(17)

Present Value of Expected Future Policy Benefits

Balance, beginning of period	$3,466	$4,464	$490	$1,484	$3,449	$3,517	$523	$1,554
Beginning balance of original discount rate	3,317	4,680	536	1,672	3,376	3,869	583	1,795
Effect of changes in cash flow assumptions	39	—	—	—	41	—	—	(11)
Effect of actual variances from expected experience	(100)	(1)	1	(12)	(15)	1	—	(5)
Adjusted beginning of period balance	3,256	4,679	537	1,660	3,402	3,870	583	1,779
Issuances	44	765	22	—	53	771	—	—
Interest accrual	122	131	13	41	125	95	15	43
Benefits payments	(181)	(342)	(47)	(122)	(253)	(268)	(50)	(111)
Ending balance at original discount rate	3,241	5,233	525	1,579	3,327	4,469	548	1,711
Effect of changes in discount rate assumptions	166	(130)	(39)	(158)	(85)	(486)	(73)	(290)
Balance, end of period	$3,407	$5,103	$487	$1,421	$3,241	$3,982	$475	$1,420

Net liability for future policy benefits	$1,361	$5,103	$487	$1,448	$1,258	$3,982	$475	$1,437
Less: Reinsurance recoverable	(234)	(2,039)	—	(1,136)	(193)	(1,018)	—	(1,145)
Net liability for future policy benefits, after reinsurance recoverable	$1,127	$3,064	$487	$312	$1,065	$2,964	$475	$292

Weighted-average duration of liability for future policyholder benefits (years)	6.8	7.8	7.0	8.5	7.1	8.1	7.1	8.7

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	September 30, 2024	December 31, 2023
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,674	$5,860
Expected future gross premiums (undiscounted)	6,658	6,956
Expected future benefit payments and expenses (discounted)	3,407	3,466
Expected future gross premiums (discounted)	3,731	3,862

Payout
Expected future benefit payments and expenses (undiscounted)	7,464	6,630
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	4,995	4,350
Expected future gross premiums (discounted)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	627	668
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	470	471
Expected future gross premiums (discounted)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,177	2,318
Expected future gross premiums (undiscounted)	75	85
Expected future benefit payments and expenses (discounted)	1,405	1,468
Expected future gross premiums (discounted)	$60	$68
The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	Gross Premium		Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$252	$173	$50	$50
Payout	201	55	153	103
Group Pension	—	—	13	15
Health	9	6	41	44
Total	$462	$234	$257	$212

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table provides the weighted average interest rates for the liability for future policy benefits:

	September 30, 2024	December 31, 2023

Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.6%
Current discount rate	4.6%	4.8%
Payout
Interest accretion rate	4.4%	4.2%
Current discount rate	4.7%	4.9%
Group Pension
Interest accretion rate	3.3%	3.3%
Current discount rate	4.6%	4.8%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	4.8%	4.9%

The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Nine Months Ended September 30,
	2024	2023
	UL
	(Dollars in millions)
Balance, beginning of period	$1,220	$1,120
Beginning balance before AOCI adjustments	1,230	1,135
Effect of changes in interest rate and cash flow assumptions and model changes	17	(12)
Effect of actual variances from expected	(2)	14
Adjusted beginning of period balance	1,245	1,137
Interest accrual	41	38
Net assessments collected	53	49
Benefit payments	(44)	(38)
Ending balance before shadow reserve adjustments	1,295	1,186
Effect of reserve adjustment recorded in AOCI	(11)	(14)
Balance, end of period	$1,284	$1,172

Net liability for additional liability	$1,284	$1,172
Less: Reinsurance recoverable	(983)	(927)
Net liability for additional liability, after reinsurance recoverable	$301	$245

Weighted-average duration of additional liability - death benefit (years)	19.7	19.2

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Nine Months Ended September 30,
	2024	2023	2024	2023
	Assessments		Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$499	$487	$41	$38
Total	$499	$487	$41	$38

	Nine Months Ended September 30,
	2024	2023

Weighted Average Interest Rate
UL	4.5%	4.5%
Interest accretion rate	4.5%	4.5%

9)    MARKET RISK BENEFITS
The following table presents the balances and changes to the balances for market risk benefits for the GMxB benefits on deferred variable annuities:

	Three Months Ended September 30, 2024
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy	Net GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$419	$(932)	$(513)	$11,417	$(13,254)	$(1,837)
Beginning balance before changes in the instrument specific credit risk	151	(1,030)	(879)	10,897	(13,302)	(2,405)
Model changes and effect of changes in cash flow assumptions	94	(73)	21	(70)	20	(50)
Actual market movement effect	(182)	172	(10)	(596)	560	(36)
Interest accrual	13	(4)	9	141	(152)	(11)
Attributed fees accrued (1)	93	(83)	10	201	(146)	55
Benefit payments	(10)	9	(1)	(301)	295	(6)
Actual policyholder behavior different from expected behavior	7	1	8	(8)	10	2
Changes in future economic assumptions	146	(185)	(39)	1,099	(1,254)	(155)
Issuances	—	—	—	—	—	—
Ending balance before changes in the instrument-specific credit risk	312	(1,193)	(881)	11,363	(13,969)	(2,606)
Changes in the instrument-specific credit risk (2)	262	87	349	541	36	577
Balance, end of period	$574	$(1,106)	$(532)	$11,904	$(13,933)	$(2,029)

Weighted-average age of policyholders (years)	65.3	65.7	N/A	73.5	73.8	N/A
Net amount at risk	$2,606	$2,592	N/A	$18,977	$18,641	N/A
_______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

	Three Months Ended September 30, 2023
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
______________
(1)    Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)    Changes are recorded in OCI.

	Nine Months Ended September 30, 2024
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy (4)	Net GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$578	$(1,180)	$(602)	$13,410	$(15,519)	$(2,109)
Beginning balance before changes in the instrument specific credit risk	324	(1,266)	(942)	13,020	(15,543)	(2,523)
Model changes and effect of changes in cash flow assumptions	94	(73)	21	(70)	21	(49)
Actual market movement effect	(336)	317	(19)	(1,339)	1,296	(43)
Interest accrual	43	(13)	30	455	(483)	(28)
Attributed fees accrued (1)	292	(261)	31	599	(446)	153
Benefit payments	(31)	30	(1)	(933)	913	(20)
Actual policyholder behavior different from expected behavior	16	1	17	(31)	18	(13)
Changes in future economic assumptions	(90)	71	(19)	(338)	255	(83)
Issuances (2)	—	1	1	—	—	—
Ending balance before changes in the instrument-specific credit risk	312	(1,193)	(881)	11,363	(13,969)	(2,606)
Changes in the instrument-specific credit risk (3)	262	87	349	541	36	577
Balance, end of period	$574	$(1,106)	$(532)	$11,904	$(13,933)	$(2,029)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Weighted-average age of policyholders (years)	65.3	65.7	N/A	73.5	73.8	N/A
Net amount at risk	$2,606	$2,592	N/A	$18,977	$18,641	N/A
______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Issuances are from a non-affiliated recapture of reinsurance.
(3)Changes are recorded in OCI.
(4)Purchased MRB is the impact of non-affiliated reinsurance and affiliated reinsurance with Equitable America.

	Nine Months Ended September 30, 2023
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy (3)	Net GMxB Legacy
	(Dollars in millions)
Balance, beginning of period	$539	$—	$539	$14,699	$(10,492)	$4,207
Beginning balance before changes in the instrument specific credit risk	538	—	538	15,314	(10,438)	4,876
Model changes and effect of changes in cash flow assumptions	12	(45)	(33)	(11)	8	(3)
Actual market movement effect	(129)	(92)	(221)	(662)	386	(276)
Interest accrual	59	(21)	38	604	(585)	19
Attributed fees accrued (1)	300	(186)	114	630	(391)	239
Benefit payments	(35)	22	(13)	(1,008)	839	(169)
Actual policyholder behavior different from expected behavior	13	(9)	4	1	(17)	(16)
Changes in future economic assumptions	(455)	549	94	(2,538)	2,687	149
Issuances	(1)	(1,294)	(1,295)	—	(6,865)	(6,865)
Ending balance before changes in the instrument-specific credit risk	302	(1,076)	(774)	12,330	(14,376)	(2,046)
Changes in the instrument-specific credit risk (2)	35	32	67	(349)	(38)	(387)
Balance, end of period	$337	$(1,044)	$(707)	$11,981	$(14,414)	$(2,433)

Weighted-average age of policyholders (years)	64.3	64.6	N/A	72.9	73.2	N/A
Net amount at risk (4)	$3,586	$3,475	N/A	$23,123	$22,632	N/A
______________
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk benefit amounts in the consolidated balance sheets:

	September 30, 2024					December 31, 2023
	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total
	(in millions)
GMxB Core	$(450)	$1,024	$574	$(1,106)	$(532)	$(410)	$988	$578	$(1,180)	$(602)
GMxB Legacy	(170)	12,074	11,904	(13,933)	(2,029)	(103)	13,513	13,410	(15,519)	(2,109)
Other	(82)	61	(21)	(4)	(25)	(61)	69	8	(30)	(22)
Total	$(702)	$13,159	$12,457	$(15,043)	$(2,586)	$(574)	$14,570	$13,996	$(16,729)	$(2,733)
10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(in millions)
Policyholders’ account balance reconciliation
UL	$5,095	$5,202
VUL	4,210	4,145
GMxB Legacy	240	293
GMxB Core	(18)	(5)
SCS	43,970	40,649
EQUI-VEST Individual	2,116	2,322
EQUI-VEST Group	11,256	11,563
Momentum	553	608
Other (1)	3,934	3,320
Balance (exclusive of Funding Agreements)	71,356	68,097
Funding Agreements	13,064	14,893
Balance, end of period	$84,420	$82,990
_______________
(1) Primarily reflects products, IR Payout, IR Other, Investment Edge, Association, Indexed Universal Life, Group Pension and Closed Block.
The following tables summarize the balances and changes in policyholder’s account balances:

	Nine Months Ended September 30, 2024
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,202	$4,145	$293	$(5)	$40,649	$2,322	$11,563	$608
Issuances	—	—	—	—	—	—	—	—
Premiums received	490	77	4	33	10	26	448	50
Policy charges	(537)	(164)	9	9	(8)	—	(4)	—
Surrenders and withdrawals	(62)	(27)	(67)	(27)	(2,850)	(251)	(1,202)	(104)
Benefit payments	(163)	(55)	(14)	(1)	(196)	(40)	(55)	(1)
Net transfers from (to) separate account	—	94	4	(31)	1,454	11	246	(10)
Interest credited (2)	165	140	11	4	4,911	48	260	10
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,095	$4,210	$240	$(18)	$43,970	$2,116	$11,256	$553

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

Weighted-average crediting rate	3.81%	3.74%	2.74%	1.37%	N/A	2.96%	2.69%	2.32%
Net amount at risk (3)	$33,800	$81,996	$18,977	$2,606	$—	$100	$8	$—
Cash surrender value	$3,386	$2,632	$507	$193	$41,720	$2,110	$11,207	$554

	Nine Months Ended September 30, 2023
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,341	$4,253	$382	$42	$35,460	$2,652	$12,046	$703
Issuances	—	—	—	—	—	—	—	—
Premiums received	528	92	8	37	5	27	460	49
Policy charges	(572)	(161)	7	6	(6)	—	(4)	—
Surrenders and withdrawals	(58)	(33)	(67)	(24)	(2,034)	(257)	(1,207)	(105)
Benefit payments	(169)	(82)	(18)	(1)	(191)	(56)	(55)	(4)
Net transfers from (to) separate account	—	(86)	—	(51)	2,153	7	210	(24)
Interest credited (2)	166	132	13	3	3,266	56	268	10
Other	—	—	—	—	—	3	11	—
Balance, end of period	$5,236	$4,115	$325	$12	$38,653	$2,432	$11,729	$629

Weighted-average crediting rate	3.75%	3.74%	2.71%	1.32%	N/A	2.90%	2.56%	2.33%
Net amount at risk (3)	$36,003	$83,850	$23,123	$3,586	$23	$126	$51	$—
Cash surrender value	$3,450	$2,659	$607	$229	$35,030	$2,427	$11,672	$630
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
The following tables present the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

September 30, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
UL	0% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	11	90	321	607	1,029
	Greater than 2.50%	3,424	605	—	—	4,029
	Total	$3,435	$695	$321	$613	$5,064

VUL	0% - 1.50%	$11	$5	$26	$18	$60
	1.51% - 2.50%	36	303	170	—	509
	Greater than 2.50%	3,220	—	—	—	3,220
	Total	$3,267	$308	$196	$18	$3,789

GMxB Legacy	0% - 1.50%	$70	$3	$—	$—	$73
	1.51% - 2.50%	20	—	—	—	20
	Greater than 2.50%	416	—	—	—	416
	Total	$506	$3	$—	$—	$509

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

September 30, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
GMxB Core	0% - 1.50%	$11	$163	$—	$—	$174
	1.51% - 2.50%	12	—	—	—	12
	Greater than 2.50%	10	—	—	—	10
	Total	$33	$163	$—	$—	$196

EQUI-VEST Individual	0% - 1.50%	$44	$202	$—	$—	$246
	1.51% - 2.50%	39	—	—	—	39
	Greater than 2.50%	1,831	—	—	—	1,831
	Total	$1,914	$202	$—	$—	$2,116

EQUI-VEST Group	0% - 1.50%	$734	$2,379	$32	$265	$3,410
	1.51% - 2.50%	350	—	—	—	350
	Greater than 2.50%	6,231	—	1	—	6,232
	Total	$7,315	$2,379	$33	$265	$9,992

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Momentum	0% - 1.50%	$—	$13	$305	$51	$369
	1.51% - 2.50%	117	1	—	—	118
	Greater than 2.50%	61	—	5	—	66
	Total	$178	$14	$310	$51	$553

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
UL	0% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	61	69	462	430	1,022
	Greater than 2.50%	3,515	627	—	—	4,142
	Total	$3,576	$696	$462	$436	$5,170

VUL	0% - 1.50%	$8	$9	$18	$6	$41
	1.51% - 2.50%	34	408	28	—	470
	Greater than 2.50%	3,259	—	—	—	3,259
	Total	$3,301	$417	$46	$6	$3,770

GMxB Legacy	0% - 1.50%	$75	$16	$—	$—	$91
	1.51% - 2.50%	21	—	—	—	21
	Greater than 2.50%	461	—	—	—	461
	Total	$557	$16	$—	$—	$573

GMxB Core	0% - 1.50%	$13	$187	$—	$—	$200
	1.51% - 2.50%	13	—	—	—	13
	Greater than 2.50%	7	—	—	—	7
	Total	$33	$187	$—	$—	$220

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
EQUI-VEST Individual	0% - 1.50%	$49	$218	$—	$—	$267
	1.51% - 2.50%	43	—	—	—	43
	Greater than 2.50%	2,011	—	—	—	2,011
	Total	$2,103	$218	$—	$—	$2,321

EQUI-VEST Group	0% - 1.50%	$773	$2,338	$36	$315	$3,462
	1.51% - 2.50%	345	—	—	—	345
	Greater than 2.50%	6,610	—	—	—	6,610
	Total	$7,728	$2,338	$36	$315	$10,417

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Momentum	0% - 1.50%	$—	$12	$330	$53	$395
	1.51% - 2.50%	138	1	—	—	139
	Greater than 2.50%	68	—	5	—	73
	Total	$206	$13	$335	$53	$607
Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(in millions)
Separate Account Reconciliation
VUL	$15,541	$13,694
GMxB Legacy	34,606	33,793
GMxB Core	27,712	27,664
EQUI-VEST Individual	4,922	4,584
Investment Edge	4,358	4,048
EQUI-VEST Group	30,670	26,960
Momentum	4,932	4,421
Other (1)	6,338	6,333
Total	$129,079	$121,497
____________
(1)Primarily reflects Corporate and Other products and Employer Sponsored products including Association and Other.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables present the balances of and changes in Separate Account liabilities:

	Nine Months Ended September 30, 2024
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$13,694	$33,793	$27,664	$4,584	$4,048	$26,960	$4,421
Premiums and deposits	602	165	351	70	267	1,686	554
Policy charges	(322)	(477)	(352)	(2)	—	(13)	(17)
Surrenders and withdrawals	(436)	(2,529)	(2,653)	(381)	(374)	(1,778)	(686)
Benefit payments	(60)	(568)	(195)	(40)	(21)	(47)	(8)
Investment performance (1)	2,157	4,226	2,866	702	502	4,109	659
Net transfers from (to) general account	(94)	(4)	31	(11)	(64)	(247)	9
Other charges	—	—	—	—	—	—	—
Balance, end of period	$15,541	$34,606	$27,712	$4,922	$4,358	$30,670	$4,932

Cash surrender value	$15,499	$34,334	$27,125	$4,887	$4,293	$30,378	$4,924
______________
(1)Investment performance is reflected net of M&E fees.

	Nine Months Ended September 30, 2023
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$11,535	$32,616	$27,017	$4,162	$3,772	$22,393	$3,884
Premiums and deposits	561	166	379	70	272	1,574	478
Policy charges	(321)	(495)	(357)	(2)	—	(13)	(15)
Surrenders and withdrawals	(380)	(2,001)	(1,877)	(294)	(287)	(1,218)	(529)
Benefit payments	(60)	(562)	(171)	(43)	(33)	(43)	(8)
Investment performance (1)	1,010	2,045	1,100	360	190	1,790	306
Net transfers from (to) general account	86	—	51	(7)	(118)	(210)	24
Other charges (2)	—	—	—	4	—	25	—
Balance, end of period	$12,431	$31,769	$26,142	$4,250	$3,796	$24,298	$4,140

Cash surrender value	$12,436	$31,481	$25,424	$4,218	$3,715	$24,031	$4,132
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The following tables present the aggregate fair value of Separate Account assets by major asset category:

	September 30, 2024
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$56	$1	$—	$27	$84
Common Stock	70	36	483	1,693	2,282
Mutual Funds	15,368	72,393	37,084	653	125,498
Bonds and Notes	116	3	14	1,082	1,215
Total	$15,610	$72,433	$37,581	$3,455	$129,079

	December 31, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$48	$1	$21	$6	$76
Common Stock	65	34	447	1,667	2,213
Mutual Funds	13,557	70,815	32,780	677	117,829
Bonds and Notes	91	4	1	1,283	1,379
Total	$13,761	$70,854	$33,249	$3,633	$121,497
11)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2024 and 2023 was computed using an estimated annual effective tax rate (“ETR”), with discrete items recognized in the period in which they occur. The estimated ETR is revised, as necessary, at the end of successive interim reporting periods.
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
For the three and nine months ended September 30, 2024, the Company recorded decreases to the valuation allowance of $104 million and $99 million, respectively, due to changes in the value of unrealized losses in the available for sale portfolio that will not be held to recovery. This adjustment was recorded in other comprehensive income. A valuation allowance of $118 million remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
12)    RELATED PARTY TRANSACTIONS
The Company did not enter into any new significant transactions with related parties during the three and nine months ended September 30, 2024.
On May 17, 2023, the Company entered into a reinsurance agreement with Equitable America, effective April 1, 2023. See Note 17 of the Notes to these Consolidated Financial Statements for further details.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
13)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances of AOCI were as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Unrealized gains (losses) on investments	$(5,295)	$(6,363)
Market risk benefits - instrument-specific credit risk component	(936)	(764)
Liability for future policy benefits - current discount rate component	127	194
Defined benefit pension plans	(4)	(5)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$(6,108)	$(6,938)

The components of OCI, net of taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$1,851	$(1,900)	$990	$(1,064)
(Gains) losses reclassified into net income (loss) during the period (1)	20	352	44	446
Net unrealized gains (losses) on investments	1,871	(1,548)	1,034	(618)
Adjustments for policyholders’ liabilities, insurance liability loss recognition and other	(52)	37	(17)	70
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $352, $(326), $146, and $(319))	1,819	(1,511)	1,017	(548)
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - change in instrument-specific credit risk (net of deferred income tax expense (benefit) of $2, $(298), $(36) and $(73))	8	(1,120)	(136)	(275)
Liability for future policy benefits - change in current discount rate (net of deferred income tax expense (benefit) of $(51), $47, $(14) and $37 )	(193)	177	(52)	141
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	—	—	1	—
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0, $0, $0 and $0)	—	—	1	—
Change in accumulated other comprehensive income (loss) attributable to Equitable Financial	$1,634	$(2,454)	$830	$(682)
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(6) million, $(93) million, $(12) million and $(118) million for the three and nine months ended September 30, 2024 and 2023, respectively.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
14)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$30	$21	$24	$21
Net earnings (loss) attributable to redeemable noncontrolling interests	2	(1)	3	—
Purchase/change of redeemable noncontrolling interests	2	2	7	1
Balance, end of period	$34	$22	$34	$22

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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.

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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $336 million and pledged collateral with a carrying value of $11.1 billion as of September 30, 2024.

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
Change in FHLB Funding Agreements during the Nine Months Ended September 30, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at September 30, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,168	$49,084	$(49,534)	$125	$—	$5,843
Long-term funding agreements:
Due in years two through five	799	—	—	(67)	—	732
Due in more than five years	648	—	—	(58)	—	590
Total long-term funding agreements	1,447	—	—	(125)	—	1,322
Total funding agreements (1)	$7,615	$49,084	$(49,534)	$—	$—	$7,165
____________
(1)The $2 million and $3 million difference between the funding agreements carrying value shown in fair value table for September 30, 2024 and December 31, 2023, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of September 30, 2024, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.
Change in FABN Funding Agreements during the Nine Months Ended September 30, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at September 30, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,000	$—	$(500)	$650	$—	$—	$1,150
Long-term funding agreements:
Due in years two through five	4,984	—	—	(650)	—	24	4,358
Due in more than five years	300	—	—	—	—	—	300
Total long-term funding agreements	5,284	—	—	(650)	—	24	4,658
Total funding agreements (1)	$6,284	$—	$(500)	$—	$—	$24	$5,808

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
______________
(1)The $13 million and $17 million difference between the funding agreements notional value shown and carrying value table as of September 30, 2024 and December 31, 2023, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
FABCP Program
In May 2023, the Company established a funding agreement-backed commercial paper program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with the Company pursuant to a funding agreement issued by the Company to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $3.0 billion. The Company had $75 million outstanding as of September 30, 2024.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of September 30, 2024, these arrangements include commitments by the Company to provide equity financing of $1.0 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of September 30, 2024. The Company had $448 million of commitments under existing mortgage loan agreements as of September 30, 2024.
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
16)    INSURANCE STATUTORY FINANCIAL INFORMATION
Prescribed and Permitted Accounting Practices
As of September 30, 2024, the following three prescribed and permitted practices resulted in surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $71 million in statutory special surplus funds as of September 30, 2024. The Reinsurance Treaty reduced the amount of interest rate hedging needed going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The impact of the application of Reg 213 was a decrease of approximately $339 million in statutory surplus as of September 30, 2024 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of September 30, 2024, given the prevailing market conditions and business mix, there are $330 million Reg 213 redundant reserves over the US RBC CTE 98 total asset requirement (“TAR”).
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $1.8 billion in statutory surplus as of September 30, 2024.
If the Company had not used all of the aforementioned prescribed and permitted practices that differ from NAIC SAP, a risk-based capital regulatory event would have hypothetically been triggered.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
The following table summarizes the effect of reinsurance. The impact of the reinsurance transaction described below results in an increase in reinsurance ceded:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Direct charges and fee income	$694	$681	$2,070	$2,033
Reinsurance assumed	5	4	9	8
Reinsurance ceded - Equitable America	(349)	(340)	(1,028)	(685)
Reinsurance ceded - third party	(156)	(152)	(467)	(456)
Policy charges and fee income	$194	$193	$584	$900

Direct premiums	$224	$199	$617	$607
Reinsurance assumed	30	40	87	136
Reinsurance ceded - Equitable America	(49)	(78)	(129)	(118)
Reinsurance ceded - third party	(56)	(59)	(174)	(170)
Premiums	$149	$102	$401	$455

Direct policyholders’ benefits	$662	$673	$2,022	$2,122
Reinsurance assumed	12	29	76	106
Reinsurance ceded - Equitable America	(157)	(146)	(526)	(410)
Reinsurance ceded - third party	(159)	(138)	(497)	(447)
Policyholders’ benefits	$358	$418	$1,075	$1,371

Direct interest credited to policyholders’ account balances	$560	$505	$1,522	$1,458
Reinsurance assumed	—	—	—	—
Reinsurance ceded - Equitable America	(168)	(155)	(474)	(306)
Reinsurance ceded - third party	(25)	(27)	(75)	(82)
Interest credited to policyholders’ account balances	$367	$323	$973	$1,070
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements (Unaudited), Continued
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
There is a diverse pool of assets supporting the funds withheld and NI modco arrangement with Equitable America. The following table summarizes the composition of the pool of assets:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Fixed maturities	$23,530	$23,530	$24,725	$24,725
Mortgage loans on real estate	7,889	7,184	8,405	7,409
Policy loans	272	274	248	250
Other equity investments	190	190	238	238
Other invested assets (1)	11,022	11,022	8,256	8,257
Total assets supporting funds withheld	$42,903	$42,200	$41,872	$40,879
______________
(1)Other invested assets includes derivatives and cash and cash equivalents.

The impact of the funds withheld and NI modco arrangement with Equitable America was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net derivative gains (losses):
Freestanding derivatives	$152	$(157)	$1,663	$1,208
Embedded derivatives	(1,729)	1,051	(3,445)	(279)
Net derivative gains (losses)	(1,577)	894	(1,782)	929
Net investment income (loss)	322	341	987	640
Investment gains (losses), net	(20)	(143)	(58)	(179)
Income (loss) from continuing operations, before income taxes	(1,275)	1,092	(853)	1,390
Income tax (expense) benefit	268	(96)	179	(149)
Net income (loss)	(1,007)	996	(674)	1,241

Change in unrealized gains (losses), net of income taxes	803	(843)	450	(1,016)
Comprehensive income (loss)	$(204)	$153	$(224)	$225
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
The following table summarizes the ceded purchased market risk benefits, internal reinsurance recoverable and third-party recoverables including amount due to reinsurance and assumed reserves:

	September 30, 2024	December 31, 2023
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits	$15,043	$16,729
Reinsurance recoverables related to insurance contracts	19,773	20,636
Related party - Equitable America (1)	12,664	13,492
Third parties	7,109	7,144
Top reinsurers:
First Allmerica-GAF	3,342	3,605
Venerable Insurance and Annuity Company (A- KBRA (IFRS) rating)	1,368	1,057
Ceded group health reserves	10	14
Amount due to reinsurers	209	216
Top reinsurers:
First Allmerica-GAF	77	73
Assumed Reinsurance:
Reinsurance assumed reserves	620	731
______________
(1)Includes ceded PAB on NI Modco portion of the Reinsurance Treaty of $34.3 billion offset by $(31.9) billion of modco payable for the same portion of the Reinsurance Treaty.

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
Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, concerns regarding inflation, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions, including the U.S. presidential election. The Russian invasion of the Ukraine, the Israel-Hamas war and broader Middle Eastern hostilities, including with Hezbollah in Lebanon and Iran, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
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
The potential for increased volatility could pressure sales and reduce demand for our products as consumers consider purchasing alternative products to meet their objectives. In addition, this environment could make it difficult to consistently develop products that are attractive to customers. Financial performance can be adversely affected by market volatility and equity market declines as fees driven by AV and AUM fluctuate, hedging costs increase and revenues decline due to reduced sales and increased outflows. U.S. equity markets showed strength in the third quarter of 2024, benefiting from a resilient U.S. economy with the U.S. Bureau of Labor Statistics issuing a strong September 2024 jobs report that exceeded expectations, cooling inflation, and a widely held outlook for monetary easing, including a half-point interest rate reduction in September 2024, with additional, smaller rate cuts expected in the fourth quarter of 2024 and into 2025 (based on statements of members of the Board of Governors of the Federal Reserve System).
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
The NAIC is evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. Under the amended Purposes and Procedures Manual, CLO investments will no longer be broadly exempt from filing with the SVO based on ratings from Credit Rating Providers. The NAIC’s goal is to ensure that the weighted average RBC factor for owning all tranches of a CLO more closely aligns with what would be required for directly owning all of the underlying loan collateral, in order to avoid RBC arbitrage. In June 2024, the NAIC approved interim rules that raise capital requirements for holdings of CLO and other asset-backed security residual interests. The NAIC is also collaborating with interested parties to develop and refine the process for modeling CLO investments. In August 2024, the NAIC delayed a requirement for insurers to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2024 financial statement filings to year-end 2025 to allow more time to develop the modeling methodology.
Fiduciary Rules
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice, and proposed amendments to various existing prohibited transaction exemptions (“PTEs”), including PTE 84-14 that financial professionals rely on when they make investment recommendations to retirement investors. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs (the new definition and the PTE amendments collectively, the “Final Rule”).
Various industry groups brought litigation against the DOL seeking a variety of remedies for the Final Rule. On July 25, 2024, the U.S. District Court for the Eastern District of Texas (the “E.D. Tex.”) issued a stay of the effective date of portions of the Final Rule. On July 26, 2024, the U.S. District Court for the Northern District of Texas (the “N.D. Tex.”) issued a stay of the effective date of the Final Rule as a whole. As a result of these court opinions, it is uncertain whether the Final Rule will become effective.
The DOL has appealed the stay issued in the E.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit. The DOL has also filed an interlocutory appeal challenging the stay issued in the N.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit; the parties have jointly agreed to stay further proceedings pending the outcome of the interlocutory appeal.
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

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Impact of assumption update on Net income (loss):
Variable annuity product features related assumption update	$4	$(1)
All other assumption updates	(23)	(46)
Impact of assumption updates on Income (loss) from continuing operations, before income tax	(19)	(47)
Income tax (expense) benefit on assumption update	4	10
Net income (loss) impact of assumption update	$(15)	$(37)

2024 Assumption Updates
The impact of the economic assumption update during 2024 was a decrease of $19 million to income (loss) from continuing operations, before income taxes and a decrease to net income (loss) of $15 million.
The net impact of this assumption update on income (loss) from continuing operations, before income taxes of $19 million consisted of an increase in other income of $4 million, an increase in remeasurement of liability for future policy benefits of $25 million and a decrease in policyholders’ benefits of $2 million.
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
Model Changes
There were no material model changes in the first nine months of 2024 and 2023.
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

The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
REVENUES
Policy charges and fee income	$584	$900
Premiums	401	455
Net derivative gains (losses)	(2,159)	(121)
Net investment income (loss)	2,718	2,636
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(58)	(143)
Other investment gains (losses), net	(47)	(501)
Total investment gains (losses), net	(105)	(644)
Investment management and service fees	175	269
Amortization of reinsurance deposit liabilities	554	316
Other income	759	496
Total revenues	2,927	4,307

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,075	1,371
Remeasurement of liability for future policy benefits	40	25
Change in market risk benefits and purchased market risk benefits	(219)	(279)
Interest credited to policyholders’ account balances	973	1,070
Compensation and benefits	129	144
Commissions	871	647
Interest expense	—	6
Amortization of deferred policy acquisition costs	390	373
Other operating costs and expenses	695	547
Total benefits and other deductions	3,954	3,904
Income (loss) from continuing operations, before income taxes	(1,027)	403
Income tax (expense) benefit	355	834
Net income (loss)	(672)	1,237
Less: Net income (loss) attributable to the noncontrolling interest	3	—
Net income (loss) attributable to Equitable Financial	$(675)	$1,237

The following discussion compares the results for the nine months ended September 30, 2024 to the nine months ended September 30, 2023.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Net Income (Loss) Attributable to Equitable Financial
Equitable Financial net income decreased $1.9 billion to a net loss of $675 million for the nine months ended September 30, 2024 from net income of $1.2 billion for the nine months ended September 30, 2023. The following were notable changes in net income (loss):
Unfavorable items included:
•Net derivative losses increased by $2.0 billion due to higher equity market appreciation and gains attributed to funds withheld and modified coinsurance portfolios related to the Reinsurance Treaty.

•Commissions increased by $224 million mainly due to higher distribution expenses from Equitable America’s wholesale products, which are reimbursed by Equitable America in other income.
•Compensation, benefits, interest and other operating expenses increased by $127 million mainly due to an increase in legal expenses.
•Income tax benefit decreased by $479 million due to a partial release of the valuation allowance of $940 million on the deferred tax asset for the nine months ended September 30, 2023 compared to no valuation allowance release in the nine months ended September 30, 2024, partially offset by a pre-tax loss for the nine months ended September 30, 2024.
These were partially offset by the following favorable items:
•Net investment losses decreased by $539 million mainly due to the program to reduce duration in 2023.
•Policyholders’ benefits decreased by $296 million mainly due to favorable claims and the impact of the Reinsurance Treaty effective April 1, 2023.
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
Item 4.     Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Due to the material weakness described below, the Company’s CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024.
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
Remediation Status of Material Weakness
Management continues to execute its plan moving towards remediation of the material weakness. Since identifying the material weakness, management is in the process of designing and implementing new controls to capture the completeness and accuracy of the Internal Reinsurance Treaty contractual terms. The material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness is not remediated as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
Other than as described above, with respect to ongoing remediation efforts, there were no changes in our internal controls over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Insider Trading Arrangements During the Three Months Ended September 30, 2024
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

Date: November 7, 2024	EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

	By:	/s/ Robin M. Raju
		Name:	Robin M. Raju
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2024	By:	/s/ William Eckert
		Name:	William Eckert
		Title:	Chief Accounting Officer (Principal Accounting Officer)