Form 10-K
period 2024-12-31
Equitable Financial Life Insurance Co
filed 2025-03-20
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 18, 2025, 2,000,000 shares of the registrant’s $1.25 par value Common Stock were outstanding, all of which were owned indirectly by Equitable Holdings, Inc.
REDUCED DISCLOSURE FORMAT
Equitable Financial Life Insurance Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “forecasts,” “intends,” “seeks,” “aims,” “plans,” “assumes,” “estimates,” “projects,” “should,” “would,” “could,” “may,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Equitable Financial Life Insurance Company (“Equitable Financial”) and its consolidated subsidiaries. These forward-looking statements include, but are not limited to, statements regarding projections, estimates, forecasts and other financial and performance metrics and projections of market expectations. “We,” “us” and “our” refer to Equitable Financial and its consolidated subsidiaries, unless the context refers only to Equitable Financial as a corporate entity. There can be no assurance that future developments affecting Equitable Financial will be those anticipated by management. Forward-looking statements include, without limitation, all matters that are not historical facts.
These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) conditions in the financial markets and economy, including the impact of geopolitical conflicts, changes in tariffs and trade barriers, and related economic conditions, equity market declines and volatility, interest rate fluctuations and changes in liquidity and access to and cost of capital; (ii) operational factors, protection of confidential customer information or proprietary business information, operational failures by us or our service providers, potential strategic transactions, changes in accounting standards, and catastrophic events, such as outbreak of pandemic diseases; (iii) credit, counterparties and investments, including counterparty default on derivative contracts, failure of financial institutions, defaults by third parties and affiliates and economic downturns, defaults and other events adversely affecting our investments; (iv) our reinsurance and hedging programs; (v) our products, structure and product distribution, including variable annuity guaranteed benefits features within certain of our products, variations in statutory capital requirements, financial strength and claims-paying ratings and key product distribution relationships; (vi) estimates, assumptions and valuations, including risk management policies and procedures, potential inadequacy of reserves and experience differing from pricing expectations, amortization of deferred acquisition costs and financial models; (vii) recruitment and retention of key employees and experienced and productive financial professionals; (viii) subjectivity of the determination of the amount of allowances and impairments taken on our investments; (ix) legal and regulatory risks, including federal and state legislation affecting financial institutions, insurance regulation and tax reform; and (x) general risks, including strong industry competition, information systems failing or being compromised and protecting our intellectual property.
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
Investment Edge. Our investment-only variable annuity is designed to be a wealth accumulation product that defers current taxes during accumulation and provides tax-efficient distributions on non-qualified assets through scheduled payments over a set period of time with a portion of each payment being a return of cost basis, which is thus excludable from taxes. An optional SIO feature allows a policyholder to invest in various investment options, whose performances are tied to one or more securities indices, subject to a performance cap, with some downside protection over a set period of time. This optional SIO feature leverages our innovative SCS offering. Investment Edge does not offer any GMxB feature other than an optional return of premium death benefit.
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
Variable Annuities. Our variable annuities offer defined contribution plan record-keeping, as well as administrative and participant services combined with a variety of proprietary and non-proprietary investment options. Our variable annuity investment lineup mostly consists of proprietary variable investment options that are managed by EIMG, which provides discretionary investment management services for these investment options that include developing and executing asset allocation strategies and providing rigorous oversight of sub-advisors for the investment options. This helps to ensure that we retain high quality managers and that we leverage our scale across our products. In addition, our variable annuity products offer the following features:
•Guaranteed Investment Option (“GIO”)—Provides a fixed interest rate and guarantee of principal.
•Structured Investment Option (“SIO”)—Provides upside market participation that tracks certain available indices subject to a performance cap, with some downside protection against losses in the investment over a one, three- or five year period. This option leverages our innovative SCS individual annuity offering.
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
Life Insurance Products
Our life insurance products are primarily designed to help individuals and small and medium-sized businesses with protection, wealth accumulation and transfer of wealth at death, as well as corporate planning solutions including non-qualified deferred compensation, succession planning and key person insurance. We target select segments of the life insurance market, including VUL and COLI. We currently focus on the asset accumulation and protection segments of the market, with leading offerings in the VUL market.
Our primary life insurance offerings include:
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
COLI. COLI is a VUL insurance product tailored specifically to support professionals, executives, and small business owners. COLI products generally provide a death benefit to the company upon the insured employee’s death, offer potential tax advantages (as mentioned above in VUL) and can be used for executive benefits, business succession planning, and key employee retention.
Other Products and Benefits. In addition to VUL and COLI, we also offer other products including IUL and term life products. We offer a portfolio of riders to enable clients to customize their policies. Our Long-Term Care Services Rider provides an acceleration of the policy death benefit in the event of a chronic illness. The MSO II rider, referred to above and offered via a policy rider on our variable life products, enables policyholders to manage volatility.
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
Employee Benefits Products
Our employee benefits business is dedicated to serving small and medium-sized businesses, which are a priority segment for us. We offer these businesses a unique technology platform and a competitive suite of group insurance products. By leveraging our innovative platform, we have established strategic partnerships with major insurance and health carriers, becoming their primary benefits provider.
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
The following tables summarize our current uses of hedging and third-party reinsurance in each of the applicable product lines.
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
Affiliate Reinsurance:
Equitable Financial reinsured all of its variable annuity contracts issued outside the State of New York prior to October 1, 2022 to its affiliate, Equitable America, effective April 1, 2023, on a combination of coinsurance funds withheld and modified coinsurance basis. (1)
Non-Affiliate Reinsurance:
In 2018, Equitable Financial ceded to a non-affiliated reinsurer on a coinsurance basis 90% of our fixed deferred annuity business sold prior to 2015.

Employer-Sponsored Products and Services	Ceded
Affiliate Reinsurance:
Equitable Financial reinsured all of its net retained liabilities relating to EQUI-VEST variable annuity contracts issued outside the State of New York prior to February 1, 2023 to its affiliate, Equitable America, effective April 1, 2023, on a combined coinsurance funds withheld and modified coinsurance basis.(1)
Non-Affiliate Reinsurance:
We ceded to a non-affiliated reinsurer, on a combined coinsurance and modified coinsurance basis, a 50% quota share of approximately 360,000 legacy Group EQUI-VEST deferred variable annuity contracts issued by Equitable Financial between 1980 and 2008.

Product Line	Type of Reinsurance	Purpose
Life Insurance Products	Reinsurance
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
Captive:
EQ AZ Life Re Company reinsures a 90% quota share of level premium term insurance issued by Equitable Financial on or after March 1, 2003 through December 31, 2008 and 90% of the risk of the lapse protection riders under UL insurance policies issued by Equitable Financial on or after June 1, 2003 through June 30, 2007 on a 90% quota share basis as well as 90% quota share of Extended No Lapse Guarantee Riders issued by Equitable America from September 8, 2006 through December 31, 2008.

Employee Benefits Products	Varied
We reinsure our group life, disability, critical illness, and accident products. These treaties include both quota share reinsurance and excess of loss. Specifics of each treaty vary by product and support our risk management objectives.

____________
(1)See Note 12 of the Notes to the Consolidated Financial Statements.

MARKETS
Variable Annuity Products. Our variable annuity products are primarily sold to both retirees seeking retirement income and a broader class of investors, including affluent, high net worth individuals and families saving for retirement, registered investment advisers and their clients, as well as younger investors who have maxed out contributions to other retirement accounts but are seeking tax-deferred growth opportunities. Our customers can prioritize certain features based on their life-stage and investment needs. In addition, our products offer features designed to serve different market conditions. SCS serves clients with investable assets who want exposure to equity markets, but also want to guard against a market correction. SCS Income serves clients with investable assets who want exposure to equity markets, but also want to protect against a market correction while also seeking guaranteed income. Retirement Cornerstone serves clients who want growth potential and guaranteed income with increases in a rising interest rate environment. Investment Edge serves clients concerned about rising taxes.
Employer-Sponsored Products and Services. We primarily operate in the tax-exempt 403(b)/457(b)/491(a), corporate 401(k), institutional 401(k) and other markets. In the tax-exempt 403(b)/457(b) market, we primarily serve individual employees of public school systems. In the corporate 401(k) market, we target small and medium-sized businesses with 401(k) plans that generally have under $20 million in assets. Our Institutional business offers GMxB and other annuity guarantees to large institutional retirement plans (over $500 million in assets). The products are distributed through leading asset managers in the defined contribution markets. We are actively seeking to expand the institutional business.
Life Insurance Products. While we serve all Equitable client segments, we specialize in small to medium enterprises and high-income/high-net worth clients and their advisers. We also complement our permanent product suite with term products for clients with simpler needs. We focus on creating value for our customers through the differentiated features and benefits we offer on our products.

Employee Benefit Products. Our employee benefit product suite is designed for small and medium-sized businesses that seek simple, technology-driven employee benefits management. We built the employee benefits business based on feedback from brokers and employers, ensuring its relevance to the market we serve. We are committed to continuously evolving our product suite and technology platform to meet market needs.
DISTRIBUTION
We primarily distribute our products through our affiliate, Equitable Advisors, and through third-party distribution channels.
Affiliated Distribution. We offer our products on a retail basis through Equitable Advisors, our affiliated retail sales force of more than 4,600 financial professionals. These financial professionals have access to and offer a broad array of variable annuity, life insurance, employee benefits and investment products and services from affiliated and unaffiliated insurers and other financial service providers. Equitable Advisors, through RBG, is the primary distribution channel for our employer-sponsored products and services and our life insurance products. RBG has a group of more than 1,200 advisors that specialize in the 403(b) and 457(b) markets. Equitable Advisors and RBG sell directly to clients as well as to registered investment advisers, family offices and other intermediaries for their clients.
Third-Party Distribution. For our annuity products, we have shifted the focus of our third-party distribution significantly over the last decade, growing our distribution in the bank, broker-dealer and insurance partner channels. Employer-sponsored products are also distributed through third-party firms and directly to customers online. We also distribute our COLI products through third-party firms that provide efficient access to independent producers on a largely variable cost basis. Brokerage general agencies, producer groups, banks, warehouses, and independent broker-dealers are all important partners who distribute our products today. Our Employee Benefits’ products are distributed through the traditional broker channel, strategic partnerships (medical partners, professional employer organizations (PEOs), and associations), General Agencies, TPAs and Equitable Advisors.
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
Legislative and other rule making and governmental policy changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry.
Equitable Investment Management
EIMG is the investment advisor to the EQ Advisors Trust, our proprietary variable funds, and previously served as investment advisor to the 1290 Funds, our retail mutual funds, and as administrator to both EQ Advisors Trust and the 1290 Funds (each, a “Trust” and collectively, the “Trusts”). Equitable Investment Management, LLC (“EIM LLC”) was formed on June 10, 2022, and became the investment advisor to the 1290 Funds and the administrator for both Trusts, effective January 1, 2023. EIMG and EIM LLC are collectively referred to as “Equitable Investment Management.”
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
EIMG provides investment management services to proprietary investment vehicles sponsored by the Company, including investment companies that are underlying investment options for our variable insurance and annuity products, and EIM LLC provides investment management services to our retail mutual funds. Each of EIMG and EIM LLC is registered as an investment adviser under the Investment Advisers Act. EIMG serves as the investment adviser to EQ Advisors Trust and to two private investment trusts established in the Cayman Islands. EQ Advisors Trust and each private investment trust is a “series” type of trust with multiple series that use the Portfolios created by EIMG. EIMG provides discretionary investment management services to the Trust to manage each series in accordance with the recommended Portfolios, including, among other things, (1) providing portfolio management services for the Portfolios; (2) selecting, monitoring and overseeing investment sub-advisers to implement the Portfolio strategies; and (3) developing and executing asset allocation strategies for multi-advised Portfolios and Portfolios structured as funds-of-funds. EIMG is further charged with ensuring that the other parts of the Company that interact with the Trusts, such as product management, the distribution system and the financial organization, have a specific point of contact.
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
EIM LLC is the investment advisor to our retail 1290 Funds and provides administrative services to both Trusts. EIM LLC provides or oversees the provision of all investment advisory and portfolio management to the 1290 Funds. EIM LLC has supervisory responsibility for the management and investment of 1290 Fund assets and develops investment objectives and investment policies for the funds. It is also responsible for overseeing sub-advisors and determining whether to appoint, dismiss or replace sub-advisors to each 1290 Fund. Currently, EIM LLC has entered into sub-advisory agreements with six different sub-advisors. The administrative services that EIM LLC provides to the Trusts include, among others, coordination of each Portfolio’s audit, financial statements and tax returns; expense management and budgeting; legal administrative services and compliance monitoring; portfolio accounting services, including daily net asset value accounting; risk management; oversight of proxy voting procedures and an anti-money laundering program.
General Account Investment Management
Equitable Financial Investment Management, LLC (“EFIM”) is the investment manager for Equitable Financial’s General Account portfolio.
EFIM provides investment management services to Equitable Financial’s General Account portfolio. It provides investment advisory and asset management services including, but not limited to, providing investment advice on strategic investment management activities, asset strategies through affiliated and unaffiliated asset managers, strategic oversight of the General Account portfolio, portfolio management, yield/duration optimization, asset liability management, asset allocation, liquidity and close alignment to business strategies, as well as advising on other services in accordance with the applicable investment advisory and management agreement. Subject to oversight and supervision, EFIM may delegate any of its duties with respect to some or all of the assets of the General Account to a sub-adviser.
REGULATION
Insurance Regulation
We are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The primary regulator of a U.S. insurance company, however, is located in its state of domicile. We are domiciled in New York and are primarily regulated by the Superintendent of the NYDFS. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing companies to transact business, sales practices, establishing statutory capital and reserve requirements and solvency standards, reinsurance and hedging, protecting privacy, regulating advertising, restricting the payment of dividends and other transactions between affiliates, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent and insurance producer licensing, and, to the extent applicable to the particular type of insurance, approval or filing of policy forms and rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, New York’s insurance laws limit sales commissions and certain other marketing expenses that we may incur.
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
We are required to file detailed annual and quarterly financial statements, prepared on a statutory accounting basis or in accordance with other accounting practices prescribed or permitted by the applicable regulator, with supervisory agencies in each of the jurisdictions in which we do business. The National Association of Insurance Commissioners’ (“NAIC”) has approved a series of uniform statutory accounting principles (“SAP”) that have been adopted by all state insurance regulators, in some cases with certain modifications. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with ensuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP. See Note 19 of the Notes to the Consolidated Financial Statements.
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
For additional information on shareholder dividends, see Note 19 of the Notes to the Consolidated Financial Statements.

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
The NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by our domiciliary state, requires insurers to maintain a risk management framework and conduct an internal risk and solvency assessment of their material risks in normal and stressed environments. The assessment is documented in a confidential annual ORSA summary report, a copy of which must be made available to regulators as required or upon request.
The NAIC’s Corporate Governance Annual Disclosure Model Act, which has been adopted in New York, requires insurers to annually file detailed information regarding their corporate governance policies.
Since 2017, the NAIC has been implementing a principle-based approach to reserving for life insurance and annuity contracts, which resulted in corresponding amendments to the NAIC’s Valuation Manual (the “Valuation Manual”). Principle-based reserving is designed to better address reserving for life insurance and annuity products. It has been adopted in all states, although in New York, principle-based reserving differs from the NAIC Standard Valuation Law, as discussed further below.
In recent years, the NAIC’s macro-prudential initiative was intended to enhance risk identification efforts through proposed enhancements to supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. In connection with this initiative, the NAIC adopted amendments to the Model Holding Company Act and Regulation that implement an annual filing requirement related to a liquidity stress-testing framework (the “Liquidity Stress Test”) for certain large U.S. life insurers and insurance groups (based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending). The Liquidity Stress Test is used as a regulatory tool in the jurisdictions that have adopted the holding company amendments.
The NAIC also developed a group capital calculation tool (“GCC”) using a risk-based capital (“RBC”) aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The GCC provides U.S. solvency regulators with an additional analytical tool for conducting group-wide supervision. The NAIC’s amendments to the Model Holding Company Act and Regulation in 2020 also adopted the GCC Template and Instructions and implemented the annual filing requirement with an insurance group’s lead state regulator. The GCC filing requirement becomes effective when the holding company amendments have been adopted by the state where an insurance group’s lead state regulator is located.
In August 2023, New York adopted legislation codifying the Liquidity Stress Test and the GCC. The first GCC filing was required on June 30, 2024.
In August 2023, the NAIC adopted a short-term solution related to the accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur when a rising interest rate environment causes an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. If this occurs, previous statutory accounting guidance required the non-admittance of negative IMR, which can impact how accurately an insurer’s surplus and financial strength are reflected in its financial statements and result in lower reported surplus and RBC ratios. The NAIC’s interim statutory accounting guidance, which is effective until December 31, 2025, allows an insurer with an authorized control level RBC greater than 300% to admit negative IMR up to 10% of its General Account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC is developing a long-term solution for the accounting treatment of negative IMR, which may nullify the application of the short-term solution if implemented prior to December 31, 2025.
Captive Reinsurance Regulation and Variable Annuity Capital Standards
We use an affiliated captive reinsurer as part of our capital management strategy. During the last few years, the NAIC and certain state regulators, including the NYDFS, have been focused on insurance companies’ use of affiliated captive reinsurers and offshore entities.
The NAIC adopted a revised preamble to the NAIC accreditation standards (the “Standard”), which applies the Standard to captive insurers that assume level premium term life insurance (“XXX”) business and universal life with secondary guarantees (“AXXX”) business. The NAIC also developed a regulatory framework, the XXX/AXXX Reinsurance Framework, for XXX/AXXX transactions. The framework requires more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The XXX/AXXX Reinsurance Framework was implemented through an actuarial guideline (“AG 48”), which requires a ceding insurer’s actuary to opine on the insurer’s reserves and issue a qualified opinion if the framework is not followed. AG 48 applies prospectively, so that XXX/AXXX captives are not subject to AG 48 if reinsured policies were issued prior to January 1, 2015, and ceded so that they were part of a reinsurance arrangement as of December 31, 2014, as is the case for the XXX business and AXXX business reinsured by our Arizona captive. The Standard is satisfied if the applicable reinsurance transaction satisfies the XXX/AXXX Reinsurance Framework requirements. The NAIC also adopted the Term and Universal Life Insurance Reserving Financing Model Regulation which contains the same substantive requirements as AG 48, as amended by the NAIC, and it establishes uniform, national standards governing reserve financing arrangements pertaining to the term life and universal life insurance policies with secondary guarantees. The model regulation has been adopted by the State of New York.
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
As previously noted, New York’s Regulation 213, which applies to Equitable Financial, differs from the NAIC’s variable annuity reserve and capital framework described above. Regulation 213 requires New York licensed insurers to carry statutory basis reserves for variable annuity contract obligations equal to the greater of those required under (i) the NAIC standard or (ii) a revised version of the NYDFS requirement in effect prior to the adoption of the regulation’s first amendment for contracts issued prior to January 1, 2020, and for policies issued after that date a new standard that is more conservative than the NAIC standard. As a result, Regulation 213 materially increases the statutory basis reserves that New York licensed insurers are required to carry which could adversely affect their capacity to distribute dividends. As a holding company, Holdings relies on dividends and other payments from its subsidiaries and, accordingly, any material limitation on Equitable Financial’s dividend capacity could materially affect Holdings’ ability to return capital to stockholders through dividends and stock repurchases.
In order to mitigate the impacts of Regulation 213 discussed above, the Company completed a series of management actions prior to year-end 2022. Equitable Financial entered into a reinsurance agreement with Swiss Re Life & Health America Inc., we completed the Global Atlantic Reinsurance Transaction, we completed certain internal restructurings that increase cash flows to Holdings from non-life insurance entities, and we changed our underwriting practices to emphasize issuing products out of our non-New York domiciled insurance subsidiary. Equitable Financial was also granted a permitted practice by the NYDFS which partially mitigates Regulation 213’s impact from the Venerable Transaction to make the regulation’s application to Equitable Financial more consistent with the NAIC reserve and capital framework. In addition, in May 2023, Equitable Financial completed a reinsurance transaction whereby it reinsured virtually all of its net retained General Account liabilities, including all of its net retained liabilities relating to the living benefit and death riders related to (i) its variable annuity contracts issued outside the State of New York prior to October 1, 2022 (and with respect to its Equi-Vest variable annuity contracts, issued outside the State of New York prior to February 1, 2023) and (ii) certain universal life insurance policies issued outside the State of New York prior to October 1, 2022, to its affiliate, Equitable America. In addition, all of the separate account liabilities relating to such variable annuity contracts were reinsured as part of that transaction. There can be no assurance that any of these management actions individually or collectively will fully mitigate the impact of Regulation 213. Other state insurance regulators may also propose and adopt standards that differ from the NAIC framework. See Note 19 of the Notes to the Consolidated Financial Statements for additional detail on the permitted practice granted by the NYDFS.
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
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business would be hazardous to policyholders. We report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. The NAIC approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021 and had a minimal RBC impact on Equitable Financial. The NAIC also approved an RBC update for mortality risk that took effect at year-end 2022, which had a minimal impact on Equitable Financial. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our RBC was in excess of each of those RBC levels.
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
The NAIC is also evaluating the risks associated with insurers’ investments in certain categories of structured securities, including CLOs. In March 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual of the NAIC Investment Analysis Office (the “Purposes and Procedures Manual”) to give the NAIC’s Structured Securities Group, housed within the SVO, responsibility for modeling CLO securities and evaluating tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios in order to assign NAIC designations. The amended Purposes and Procedures Manual, which became effective on January 1, 2024, requires insurers to begin reporting, the financially modeled NAIC designations for CLOs with their year-end 2025 financial statement filings. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is the same as that required for owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The NAIC is collaborating with interested parties to develop and refine the process for modeling CLO investments.
In addition, in 2023, the NAIC increased the RBC factor for CLO and other structured security residual tranches from 30% to 45% effective for year-end 2024 RBC filings.
More broadly, in August 2023, the NAIC’s Financial Condition (E) Committee launched a holistic review of its approach to insurer investment risk regulation. The primary objective is to highlight areas where the insurance regulatory framework and the SVO can be enhanced in order to strengthen oversight of insurers’ investments in complex assets, such as structured securities. More specifically, the NAIC is focused on the SVO’s discretion to review NAIC designations for individual investments, the appropriate extent of SVO reliance on CRPs, and oversight of the development of new RBC charges for CLOs and other structured securities. The proposed changes to modernize investment oversight include: (i) reducing or eliminating “blind” reliance on CRPs while continuing to utilize them by implementing a due diligence framework that oversees the effectiveness of CRPs and (ii) bolstering the SVO’s portfolio risk analysis capabilities by investing in a risk analytics tool and adding specialized personnel. The NAIC has also been focused on insurers’ use of ratings by nationally recognized statistical rating organizations and other CRPs for rating certain of their investments, instead of submitting such investments to the SVO. Certain investments are subject to an exemption from filing with the SVO if they have been assigned a current, monitored rating by certain approved CRPs that meet specified requirements.

The NAIC’s designation of an investment held by an insurance company affects the RBC charge applied to such investment and therefore impacts the insurer’s overall RBC ratio. In November 2024, the NAIC adopted an amendment to the Purposes and Procedures Manual, which sets forth procedures for the SVO staff to identify and evaluate a filing exempt security with an NAIC designation determined by a rating that appears to be an unreasonable assessment of investment risk. The procedures include, without limitation, sending an information request to insurers that hold the security under review and determining whether the NAIC designation is three or more notches different than the SVO’s assessment, which allows the SVO to request the removal of the CRP credit rating from the filing exempt process. At any time during the process, an alternate CRP credit rating may be requested and if one is received, it will be incorporated in the filing exempt process. The amendment to the Purposes and Procedures Manual is scheduled to become effective on January 1, 2026.
We cannot predict what form any final proposals may take, or what effect their adoption may have on our business and compliance costs.
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
Adjusting Non-Guaranteed Elements of Life Insurance Products
In recent years, state regulators have considered whether to apply regulatory standards to the determination and/or readjustment of non-guaranteed elements (“NGEs”) within life insurance policies and annuity contracts that may be adjusted at the insurer’s discretion, such as the cost of insurance (“COI”) for universal life insurance policies and interest crediting rates for life insurance policies and annuity contracts. For example, New York’s Insurance Regulation 210 establishes standards for the determination and any readjustment of NGEs, including a prohibition on increasing profit margins on existing business or recouping past losses on such business, and requires advance notice of any adverse change in a NGE to both the NYDFS and affected policyholders. We have developed policies and procedures designed to comply with Regulation 210 and to date, have not seen adverse effects on our business. It is possible, however, that Regulation 210 could adversely impact management’s ability to determine and/or readjust NGEs in the future. Beyond the New York regulation and similar rules enacted in California (effective on July 1, 2019) and Texas (effective on January 1, 2021), the likelihood of enacting of any additional state-based regulation is uncertain at this time, but if implemented, these regulations could have an adverse effect on our business and consolidated results of operations.
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
Certain of our subsidiaries and affiliates, including Equitable Advisors, Equitable Distributors, SCB LLC and AllianceBernstein Investments, Inc., are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, FINRA, a self-regulatory organization subject to SEC oversight. Among other regulation, the Broker-Dealers are subject to the capital requirements of the SEC and FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In June 2020, Regulation Best Interest (“Regulation BI”) went into effect with respect to recommendations of securities and accounts to “retail customers.” Regulation BI requires the Broker-Dealers, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer, to provide specified disclosures and act in the retail customer’s best interest. Moreover, in recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations, direct inquiries to the Broker-Dealers and bring enforcement actions against the Broker-Dealers. Broker-Dealers are required to obtain approval from FINRA for material changes in their businesses as well as certain restructuring and mergers and acquisition events. The Broker-Dealers are also subject to registration and regulation by regulatory authorities in the foreign jurisdictions in which they do business.
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
Certain subsidiaries and affiliates, including EIMG, EIM LLC, Equitable Advisors and AB, and certain of its subsidiaries are registered as investment advisers under the Investment Advisers Act. The investment advisory activities of such registered investment advisers are subject to various federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These U.S. and foreign laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.
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
The SEC, FINRA, the CFTC and other governmental regulatory authorities may institute administrative or judicial proceedings against our subsidiaries or their personnel that may result in censure, fines, the issuance of cease-and-desist orders, trading prohibitions, the suspension or expulsion of a broker-dealer, investment adviser, commodity pool operator, or other type of regulated entity, or member, its officers, registered representatives or employees or other similar sanctions.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Act does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Dodd-Frank Act established the FIO within the U.S. Treasury Department and reformed the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The Dodd-Frank Act also established the FSOC, which is authorized to designate certain non-bank financial companies, including insurers, as systemically significant (a “SIFI”) if the FSOC determines that the financial institution could pose a threat to U.S. financial stability. Such a designation would subject a non-bank SIFI to supervision and heightened prudential standards by the Federal Reserve. On November 3, 2023, the FSOC adopted guidance that establishes a new process for designating certain non-bank financial institutions as SIFIs. Under the new guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC’s procedures for designating certain financial companies as non-bank SIFIs.
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
In December 2022, the SEC proposed a new Regulation Best Execution, which would supplement existing best execution rules enforced by FINRA and the Municipal Securities Rulemaking Board. In conjunction with Regulation Best Execution, the SEC also proposed other rules or rule modifications that, if adopted as proposed, would materially impact broker-dealers operating in the equity markets. These proposals include: (i) the Order Competition Rule, which would require certain retail customer orders to be exposed first to a “qualified auction” operated by an open competition trading center prior to execution in the OTC market; (ii) amendments to Regulation NMS to adopt, among other things, minimum pricing increments for quoting and trading of listed stocks and reduce exchange access fees; and (iii) amendments to disclosure requirements under Regulation NMS to require monthly publication of order execution quality information in listed equity by certain large broker-dealers and trading platforms in addition to the market centers that are currently required to publish such reports. If adopted, the proposals will likely increase costs for our broker-dealers.
The SEC has adopted rules to require covered clearing agencies to adopt policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities, which will effectively require those participants to clear eligible cash transactions in U.S. Treasury securities by December 31, 2026, and eligible repurchase transactions in U.S. Treasury securities by June 30, 2027. The rule’s potential effect on the U.S. Treasury securities market is uncertain.
Investment Adviser Regulation
Changes to the marketing requirements for registered investment advisers were adopted in December 2020 and became effective in November 2022. The changes amended existing Rule 206(4)-1 under the Investment Advisers Act and incorporated aspects of Investment Advisers Act Rule 206(4)-3, which the SEC simultaneously rescinded in its entirety. The amended rules imposed a number of new requirements that will affect marketing of certain advisory products, including, in particular, private funds. We developed systems and processes and put in place policies and procedures to ensure that we are in compliance with the amended rule. The SEC is currently focused on examining compliance efforts with newly amended Rule 206(4)-1. The SEC has also adopted new reporting requirements for institutional investment managers regarding “say on pay” and more expansive reporting on voting practices by managers for registered funds on Form N-PX. In October 2022, the SEC also proposed a new rule and rule amendments under the Investment Advisers Act that would prohibit registered investment advisers from outsourcing certain services and functions without conducting due diligence and monitoring the proposed service providers. Both the new requirements and the new proposals, if adopted, will create substantially greater compliance requirements and costs for our investment adviser entities.
Fiduciary Rules / “Best Interest” Standards of Conduct
We provide certain products and services to employee benefit plans that are subject to ERISA and certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons (parties-in-interest) who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the DOL, the IRS, and the Pension Benefit Guaranty Corporation.
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code when a financial professional, including an insurance producer, provides investment advice, and proposed amendments to various existing prohibited transaction exemptions (“PTEs”), including PTE 84-14, that financial professionals rely on when they make investment recommendations to retirement investors. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs (the new definition and the PTE amendments collectively, the “Final Rule”).
Various industry groups brought litigation against the DOL seeking a variety of remedies for the Final Rule. On July 25, 2024, the U.S. District Court for the Eastern District of Texas (the “E.D. Tex.”) issued a stay of the effective date of portions of the Final Rule. On July 26, 2024, the U.S. District Court for the Northern District of Texas (the “N.D. Tex.”) issued a stay of the effective date of the Final Rule as a whole. The DOL appealed the stay issued in the E.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit. The DOL also filed an interlocutory appeal challenging the stay issued in the N.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit. The parties jointly agreed to stay further proceedings pending the outcome of the interlocutory appeal and the DOL subsequently announced that it does not intend to pursue its appeals of these stay orders and instead will revisit the Final Rule. As a result of these developments, it is uncertain whether the Final Rule will become effective in the future, either in its current form or in another form.
In addition, in January 2020, the NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a best interest of the consumer standard on insurance producers’ annuity recommendations and to require that insurers supervise such recommendations. Most U.S. states have adopted the revised regulation. As a notable exception, the NYDFS amended Regulation 187- Suitability and Best Interests in Life Insurance and Annuity Transactions (“Regulation 187”) to add a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. We have developed our compliance framework for Regulation 187 with respect to annuity sales as well as our life insurance business.

Massachusetts has also adopted a regulation applying a fiduciary duty standard to broker-dealers and their agents which, although not applying to insurance product (including variable annuity) sales, did require us to make changes to certain policies and procedures to ensure compliance. The North American Securities Administrators Association has proposed a broker-dealer conduct model rule that states might seek to adopt. The stated objectives of the proposal are to account for revisions to federal conduct standards for broker-dealers and agents arising out of the adoption of Regulation BI by the SEC and other changes that have occurred in the financial services industry in recent years, including the blurring of brokerage and advisory service models. Other states have either adopted or are considering adoption of fiduciary and other conduct standards for broker-dealers.
Climate Risks
The topic of climate risk has come under increased scrutiny by the insurance regulators and other regulatory agencies. In September 2020, the NYDFS announced that it expects New York domestic and foreign authorized insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies.
In November 2021, the NYDFS issued additional guidance for New York domestic insurers, such as Equitable Financial, stating that they are expected to manage financial risks from climate change by taking actions that are proportionate to the nature, scale and complexity of their businesses. For instance, such an insurer should: (i) incorporate climate risk into its financial risk management (e.g., a company’s ORSA should address climate risk); (ii) manage climate risk through its enterprise risk management functions and ensure that its organizational structure clearly defines roles and responsibilities related to managing such risk; (iii) use scenario analysis when developing business strategies and identifying risks; and (iv) incorporate the management of climate risk into its corporate governance structure at the group or insurer entity level (i.e., an insurer’s board of directors should understand climate risk and oversee the team responsible for managing such risk). As of August 2022, New York domestic insurers should have implemented certain corporate governance changes and developed plans to implement the organizational structure changes (e.g., defining roles and responsibilities related to managing climate risk). With respect to implementing more involved changes (e.g., reflecting climate risks in the ORSA and using scenario analysis when developing business strategies), insurers are encouraged to start work on these changes, although the NYDFS intends to issue additional guidance with more specific timing information. We have developed our compliance framework with respect to the November 2021 guidance.
The NYDFS also adopted an amendment to the regulation governing enterprise risk management, applicable to New York domestic and foreign authorized insurers, which requires an insurance group’s enterprise risk management function to address certain additional risks, including climate change risk.
In September 2023, the California legislature passed a law that will require firms with annual revenues of over $1 billion that do business in the state to publicly report their greenhouse gas emissions, beginning in 2026 for calendar year 2025.
In 2022, the NAIC adopted a new disclosure standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The disclosure standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information.
In addition, the FIO has been assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals pursuant to its authority under the Dodd-Frank Act, as discussed above. In June 2023, the FIO released a report titled, Insurance Supervision and Regulation of Climate-Related Risks, which evaluates climate-related issues and gaps in insurer regulation. The report urges insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.
Diversity and Corporate Governance
Insurance regulators are also focused on the topic of race, diversity and inclusion. In New York, the NYDFS issued a circular letter in 2021 stating that it expects the insurers it regulates, such as Equitable Financial, to make diversity of their leadership a business priority and a key element of their corporate governance. We consider the NYDFS’ guidance as part of our commitment to diversity and inclusion. The NAIC continues to work on identifying barriers that disadvantage people of color or historically underrepresented groups and improving access to different types of insurance products in minority communities. Groups at the NAIC are also coordinating on issues related to predictive modeling, price algorithms, and insurers’ use of artificial intelligence (“AI”), and new state regulations in these areas are possible.

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
Privacy and Security of Customer Information and Cybersecurity Regulation
We are subject to federal and state laws and regulations that require financial institutions to protect the security, integrity, confidentiality, and availability of customer information, and to notify customers about their policies and practices relating to their collection, disclosure, and security of customer information. We maintain, and we require our third-party service providers to maintain, security controls designed to ensure the integrity, confidentiality, and availability of our systems and the confidential and sensitive information we maintain and process thereon, or which is processed on our behalf. We have adopted a privacy policy outlining the Company’s procedures and practices relating to the collection, maintenance, disclosure, disposal, and protection of customer information, including personal information. As required by law, subject to certain exceptions, a copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws generally require that we provide notice to affected individuals, law enforcement, regulators and/or potentially others, each as applicable, if there is a situation in which customer information is disclosed to and/or accessed or acquired by unauthorized third parties. Federal regulations require financial institutions to implement programs to protect against unauthorized access to this customer information, and to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to both consumers and customers, and also regulate the permissible uses of certain categories of customer information.
The violation of data privacy and data protection laws and regulations or the failure to implement and maintain reasonable and effective information security and cybersecurity programs may result in significant fines, remediation costs, and regulatory enforcement actions. Moreover, a cybersecurity incident that disrupts critical operations and customer services could expose the Company to litigation, losses, or additional costs, and reputational damage. As cyber threats continue to evolve, regulators continue to develop new requirements to account for risk exposure, including specific cybersecurity safeguards and program oversight. As such, it may be expected that legislation considered by either the U.S. Congress and/or state legislatures could create additional and/or more burdensome obligations relating to the use and protection of customer information.
We are subject to the rules and regulations of the NYDFS which in 2017 adopted the Cybersecurity Requirements for Financial Services Companies (the “NY Cybersecurity Regulation”), a regulation applicable to banking and insurance entities under its jurisdiction. The NY Cybersecurity Regulation requires covered entities to, among other things, assess risks associated with their information systems and establish and maintain a cybersecurity program designed to protect such systems, consumers’ private data, and confidential business data against such risks. We have adopted a cybersecurity policy outlining our policies and procedures for the protection of our information systems and information stored on those systems that comports with the regulation. In November 2023, the NYDFS adopted amendments to the NY Cybersecurity Regulation, which include significant changes, such as: (i) requiring new technical reporting; (ii) the implementation of governance and oversight measures, including that a senior governing body (e.g., the board of directors) have sufficient understanding of cybersecurity-

related matters to exercise effective oversight; (iii) the enhancement of certain cybersecurity safeguards (e.g., annual audits, vulnerability assessments, and password controls and monitoring); (iv) mandating notifications to the NYDFS within 24 hours of a covered entity’s cyber-ransom payment and otherwise requiring prompt notification to the NYDFS, following the occurrence of a cybersecurity event; (v) requiring covered entities to maintain for examination and inspection upon request by NYDFS all records, schedules, and supporting data regarding cybersecurity events; and (vi) annually certifying to NYDFS a covered entity’s material compliance with the NY Cybersecurity Regulation. The amendments require compliance within 180 days of adoption, but also include delayed compliance dates (in May and November 2025) for certain requirements. We continue to assess the effect of the amendments on our business and compliance strategy.
Similarly, the NAIC adopted the Insurance Data Security Model Law for entities licensed under the relevant state’s insurance laws. The model law requires such entities to establish standards for data security and for the investigation and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Approximately half of states have adopted the model law for a form thereof, although it has not been adopted by New York. We expect additional states to adopt the model law, even though it is not an NAIC accreditation standard, but we cannot predict whether or not, or in what form or when, they will do so.
The NAIC’s Privacy Protections (H) Working Group (“PPWG”) is developing amendments to update the Privacy of Consumer Financial and Health Information Regulation (Model Law #672). The proposed amendments would expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers. In November 2024, the PPWG received an extension until December 31, 2025, to finalize the amendments to the model regulation. We cannot predict whether changes to Model Law #672 will be adopted, what form they will take, or what effect they would have on our business or compliance efforts in the form adopted by states whose laws apply to us.
In July 2023, the SEC adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk, management and governance. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay. The rule also requires periodic disclosures of, among other things, details on the company’s process to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. The reporting requirements under the Cybersecurity Final Rule became effective in December 2023. In addition, federal regulators are increasingly focused on cybersecurity and several have established specific and potentially burdensome requirements. For instance, in October 2021, the Federal Trade Commission announced significant amendments to the Standards for Safeguarding Customer Information Rule (the “Safeguards Rule”) that require financial institutions to implement specific data security measures within their formal information security measures. The updated Safeguards Rule became effective in June 2023. Failure to comply with new regulations or requirements may result in enforcement action, fines and/or other operational or reputational harms.
Under the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (collectively, “CCPA”), California residents enjoy the right to know what information a business has collected from them, the sourcing and sharing of that information, and the right to delete and limit certain uses of that information. CCPA also establishes a private right of action with potentially significant statutory damages, whereby businesses that fail to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers in the event of a breach of such information. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion. We expect a significant portion of our business to be excepted from the requirements of the CCPA. The California Privacy Protection Agency (“CPPA”) is charged with adopting rules for and enforcing the CCPA. The CPPA updated the CCPA regulations as of March 2023, and has formally initiated further rulemaking activities, including with respect to when insurance companies must comply with the CCPA, that may lead to additional regulations. The CCPA and any future regulations may require additional compliance efforts, such as changes to our policies, procedures or operations.
Several other states have adopted, or are considering enacting, similar comprehensive privacy laws or regulations in the near future. To date, several of these state laws include entity-level exemptions for financial institutions that are subject to privacy protections in the Gramm-Leach-Bliley Act or similar, state-level financial privacy laws.

Innovation and Technology
As a result of increased innovation and technology in the insurance sector, the NAIC and insurance regulators have been focused on the use of “big data” techniques, such as the use of AI, machine learning and automated decision-making. In December 2023, the NAIC’s Innovation, Cybersecurity and Technology (H) Committee (the “(H) Committee”) adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”) after exposing a draft for comment. States have started to adopt the AI Bulletin, which outlines how insurance regulators should govern the development, acquisition and use of AI technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to AI systems. The (H) Committee also formed a new task force in 2024 charged with creating a regulatory framework for the oversight of insurers’ use of third-party data and models. In addition, the NAIC’s Big Data and Artificial Intelligence (H) Working Group has a new workstream that is evaluating AI-use outcomes and how well the current regulatory framework addresses potential harms from the use of AI. The goal is to determine whether additional tools, resources and education are needed to effectuate the goals of the AI Bulletin. In 2025, the Working Group will also consider developing an overall AI regulatory framework that could be incorporated into an NAIC regulatory handbook.
Further, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. For instance, in 2021, Colorado enacted a law which prohibits insurers from using external consumer data and information sources (“ECDIS”), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. In August 2023, the Colorado Division of Insurance adopted the first regulation, effective on November 14, 2023, requiring life insurers to adopt a governance and risk management framework for the use of AI, machine learning and other technologies that utilize “external consumer data.” Colorado has proposed an amendment to the regulation which would extend the requirements to private passenger automobile and health benefit plan insurers that use ECDIS, as well as algorithms and predictive models that use ECDIS. Similarly, in July 2024, the NYDFS published a circular letter, which provides guidance on how insurers should develop and manage their use of external consumer data and AI systems in underwriting and pricing so as not to harm consumers.
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
We expect big data to remain an important issue for the NAIC and state insurance regulators. We cannot predict which regulators will adopt the AI Bulletin, or what, if any, changes to laws or regulations may be enacted with regard to “big data” or AI technologies.
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

EMPLOYEES
As of December 31, 2024, the Company had approximately 3,400 full time employees.

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
Our business, results of operations or financial condition are materially affected by conditions in the global capital markets and the economy. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, equity market declines, inflationary pressures, plateauing or decreasing economic growth, high fuel and energy costs and changes in fiscal or monetary policy. The Russian invasion of the Ukraine, the Israel-Hamas war and broader Middle Eastern hostilities, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts, as well as the U.S. presidential administration’s tariffs, and retaliatory tariffs in response, have significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty. Given our interest rate and equity market exposure in our investment and derivatives portfolios and many of our products, these factors could have a material adverse effect on us. The value of our investments and derivatives portfolios may also be adversely affected by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses. Market volatility may also make it difficult to transact in or to value certain of our securities if trading becomes less frequent.
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
Equity market declines and volatility.
Declines or volatility in the equity markets can negatively impact our business, results of operations or financial condition. For example, equity market declines or volatility could decrease the AV of our annuity and variable life contracts, or AUA, which, in turn, would reduce the amount of revenue we derive from fees charged on those account and asset values. Our variable annuity business is particularly sensitive to equity markets, and sustained weakness or stagnation in equity markets could decrease its revenues and earnings. At the same time, for variable annuity contracts that include GMxB features, equity market declines increase the amount of our potential obligations related to such GMxB features and could increase the cost of executing GMxB-related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs. Equity market declines and volatility may also influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our annuity and variable life contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability or increase our benefit obligations particularly if they were to remain in such options during an equity market increase. Market volatility can negatively impact the value of equity securities we hold for investment which could in turn reduce our statutory capital. In addition, equity market volatility could reduce demand for variable products relative to fixed products, and reduce our current earnings and result in changes to market risk benefit (“MRB”) balances, which could increase the volatility of our earnings. Lastly, periods of high market volatility or adverse conditions could decrease the availability or increase the cost of derivatives.
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
In the U.S., the continued disagreement over the federal debt limit and other budget questions threatens the economy. Failure to resolve these issues in a timely manner could result in a government shutdown, erratic shutdown in government spending or a default on government debt, which could result in increased market volatility and reduced economic activity.
Risks Relating to Our Operations
Failure to protect the confidentiality, integrity, or availability of customer information or proprietary business information.
We and certain of our vendors retain confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). The privacy or security of this information may be compromised, including as a result of an information security breach. We have implemented a formal, risk-based data security program, including physical, technical, and administrative safeguards; however, failure to implement and maintain effective data protection and cybersecurity programs that comply with applicable law, or any compromise of the security, confidentiality, integrity, or availability of our information systems, or those of our vendors, the cloud-based systems we use, or the sensitive information stored on such systems, through cyber-attacks or for any other reason that results in unauthorized access, use, modification, disclosure or destruction of personally identifiable information, or customer information, or other confidential or proprietary information, or the disruption of critical operations and services, could damage our reputation, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses any of which could have a material adverse effect on our business, results of operations or financial condition. For further information on the cybersecurity and data privacy laws applicable to our insurance subsidiaries, see “Cybersecurity—Overview of Equitable Cybersecurity Risk Management” and “Cybersecurity—Governance of Cybersecurity Risk Management.”
Our operational failures or those of service providers on which we rely.
Weaknesses or failures in our internal processes or systems or those of our vendors could lead to disruption of our operations, liability to clients, exposure to regulatory enforcement action or harm to our reputation. Our business is highly dependent on our ability to process large numbers of transactions, many of which are highly complex, across numerous and diverse markets. These transactions generally must comply with client investment guidelines, as well as stringent legal and regulatory standards. If we make a mistake in performing our services that causes financial harm to a client, we have a duty to act promptly to put the client in the position the client would have been in had we not made the error. The occurrence of mistakes, particularly significant ones, can have a material adverse effect on our reputation, business, results of operations or financial condition.
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
Use or misuse of AI technologies.
The development and deployment of AI tools and technologies, including generative artificial intelligence (“Generative AI”), and its use and anticipated use by us or by third parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI and Generative AI to help deliver products and services and support critical functions. We also expect third parties on whom we rely to do the same. AI and Generative AI may be misused by us or by such third parties, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted, and the uncertain and evolving policy and regulatory landscape governing its use. Such misuse could expose us to legal or regulatory risk, damage customer relationships or cause reputational harm. Our competitors may also adopt AI or Generative AI more quickly or more effectively than we do, which could cause competitive harm. Because the Generative AI technology is so new, many of the potential risks of Generative AI are currently unknowable.
The occurrence of a catastrophe, including natural or man-made disasters and/or pandemics or other public health issues.
Any catastrophic event, terrorist attacks, accidents, floods, severe storms or hurricanes, pandemics and other public health issues or cyber-terrorism, could have a material and adverse effect on our business. We could experience long-term interruptions in our service and the services provided by our significant vendors. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We could experience a material adverse effect on our liquidity, financial condition and the operating results of our insurance business due to increased mortality and, in certain cases, morbidity rates and/or its impact on the economy and financial markets. We may also experience lower sales or other negative impacts to the use of services we provide if economic conditions worsen due to a catastrophe or pandemic or other public health emergency, as the financial condition of current or potential customers, policyholders, and clients may be adversely affected. See “—Conditions in the global capital markets and economy.” A catastrophe may affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Climate change may increase the frequency and severity of weather-related disasters and pandemics. These events could result in an adverse impact on our ability to conduct our business, including our ability to sell our products and services and our ability to adjudicate and pay claims in a timely manner.
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

Changes in accounting standards.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, the principles of which are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). We may not be able to predict or assess the effects of these new accounting pronouncements or new interpretations of existing accounting pronouncements, and they may have material adverse effects on our business, results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, see Note 2 of the Notes to the Consolidated Financial Statements.
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
Continued scrutiny and evolving expectations regarding ESG matters.
There is continued scrutiny and evolving expectations from investors, customers, regulators and other stakeholders on ESG practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice and workplace conduct. Legislators and regulators have imposed and may continue to impose ESG-related legislation, rules and guidance, which may conflict with one another and impose additional costs on us, impede our business opportunities or expose us to new or additional risks. In addition, state attorneys general and other state officials have spoken out against ESG motivated investing by some investment managers and terminated contracts with managers based on their following certain ESG-motivated strategies. Moreover, proxy advisory firms that provide voting recommendations to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of our company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries. If we are unable to meet these standards or expectations, whether established by us or third parties, it could result in adverse publicity, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business, results of operations, financial condition and liquidity.
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
A portion of our investment portfolio consists of mortgage loans on commercial, residential, agricultural and real estate. Although we manage credit risk and market valuation risk for our commercial, residential, and agricultural real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial and agricultural real estate sectors will continue to influence the performance of these investments. With respect to commercial real estate, there could be potential impacts to estimates of expected losses resulting from lower underlying values, reflecting current market conditions at that time. These factors, which are beyond our control, could have a material adverse effect on our business, results of operations, liquidity or financial condition. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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
The completion of the reinsurance transaction with Reinsurance Group of America is subject to several conditions, including the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on the expected economic and non-economic benefits to the Company or could cause the proposed transaction to be abandoned.
Subsequent to December 31, 2024, we, along with Equitable America and Equitable Financial L&A (each, a “Ceding Company”), entered into a Master Transaction Agreement (the “MTA”) with Reinsurance Group of America (“RGA”) on February 23, 2025 pursuant to which at closing and subject to the terms and conditions set forth in the MTA, RGA will enter into a reinsurance agreement, as reinsurer, with us, to reinsure 75% of our in-force individual life insurance block on a pro-rata basis (the “RGA Reinsurance Transaction”).
The completion of the RGA Reinsurance Transaction, and entry into the reinsurance agreements contemplated thereby, is subject to several conditions, including, among others, the receipt of approvals from the NYDFS, the Arizona Department of Insurance and Financial Institutions and the Missouri Department of Commerce & Insurance, as well as the Bermuda Monetary Authority. We cannot provide any assurance that either we or RGA will obtain the necessary approvals.

The RGA Reinsurance transaction is expected to close in mid-2025. The consummation of the closing under the MTA is subject to the satisfaction or waiver of customary closing conditions specified in the MTA, including, among other things, (i) the receipt of required regulatory approvals, without imposing a burdensome condition, and (ii) the absence of a material adverse effect on RGA (in our case) or the specified reinsured contracts (in the case of RGA), subject to certain exceptions and qualifications.
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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors. For further information on the NAIC review of the RBC treatment of certain complex assets in which insurers have invested during recent years, see “Business—Regulation—Insurance Regulation—Surplus and Capital; Risk Based Capital.” Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. We are primarily regulated by the NYDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our business, results of operations or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that we will be able to maintain our current RBC ratio in the future or that our RBC ratio will not fall to a level that could have a material adverse effect on our business, results of operations or financial condition.
Our failure to meet our RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by insurance regulators, including limitations on our ability to write additional business, supervision by regulators, rehabilitation, or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations or financial condition. A decline in RBC ratios may limit our ability to pay dividends, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, results of operations or financial condition.
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
Legal and Regulatory Risks
We are heavily regulated.
We are heavily regulated, and regulators continue to increase their oversight over financial services companies. The adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business, including making our efforts to comply more expensive and time-consuming. In recent years, insurance regulators and the NAIC have been focused on enhancing regulatory oversight of insurers’ investments in complex assets, the use of AI technologies and “big data,” and the management of climate risk. For additional information on regulatory developments and the risks we face, see “Business—Regulation”.
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
In addition, regulators have proposed, imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks, and further regulating the industries in which we operate. These new or pending regulatory initiatives could result in increased compliance costs to us and changes to our corporate governance and risk management practices. It is difficult to predict how the new administration will impact these or other regulatory initiatives. “Business—Regulation”.
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
Uncertainty surrounding potential legal, regulatory and policy changes, as well as the potential for general market volatility, because of the change in the presidential administration in the United States.
We face regulatory and tax uncertainties because of possible changes arising from the new presidential administration. The nature, timing and economic effects of any potential change to the current legal and regulatory framework affecting our insurance subsidiaries or the products they offer remains highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and have an adverse impact on our business, financial condition, results of operations and growth prospects.

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
None.

Part I, Item 1C.
CYBERSECURITY
Overview of Our Cybersecurity Risk Management

Equitable has implemented and maintains a formal cybersecurity program (the “Program”) to assess, identify, and manage material risks from cybersecurity threats. The Program is based on, and leverages industry-leading frameworks, including the National Institute of Standards and Technology Cyber Security Framework, which provides standards, guidelines and best practices for managing cybersecurity risk, as well as the organization, improvement and assessment of the Program. Equitable’s Chief Information Security Officer (“CISO”), who reports to its Chief Information Officer, manages the Program through an information security team organized into five functional areas (as outlined below). The CISO also establishes and monitors compliance with our internal controls using published standards, cybersecurity software and similar tools, and control assurance reviews. These five areas also work closely with our IT team to provide expertise and guidance to help manage risks and controls related to cybersecurity.
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
Equitable continues to prioritize the security of its technology and sensitive data through investments in cybersecurity detection and prevention technologies as well as employee communications and training. As part of its cyber-incident readiness program, Equitable regularly conducts cyber exercises and readiness assessments, penetration testing and independent control reviews to validate and protect the confidentiality, integrity and availability of our information systems. Equitable also conducts annual security awareness training and periodic phishing simulation exercises to train employees to recognize and report phishing attacks, as well as other supplemental training organized by the information security team.
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
During the fiscal year of this Report, Equitable has not identified risks from cybersecurity threats that have materially affected or are reasonably anticipated to materially affect the organization. Nevertheless, we recognize that cybersecurity threats are ongoing and evolving, and we continue to remain vigilant. For more information on our cybersecurity risks, see “Risk Factors—Risks Relating to Our Operations—Failure to protect the confidentiality of customer information or proprietary business information” and “Risk Factors—Risks Relating to Our Operations—Failure” to protect the confidentiality, integrity, or availability of customer information or proprietary business information.
Governance of Cybersecurity Risk Management
The Program — overseen by the CISO, who has over 20 years of experience in cybersecurity roles, holds over 10 cyber-related industry certifications, is a Series 99 FINRA licensed Operations Professional, and has a Bachelor of Science degree in Computer Systems & Networking as well as a Master’s degree in business administration — is integrated into Equitable’s overall Enterprise Risk Management (ERM) program to identify, evaluate and manage risks, which is managed by Equitable’s risk management area and overseen by its Chief Risk Officer, who reports directly to its Chief Executive Officer. Under the ERM program, cybersecurity risks are evaluated alongside and consistent with the evaluation of other business risks, with the information security team providing subject matter expertise with respect to the identification, assessment, and tracking of cybersecurity risks pursuant to guidelines established as part of the ERM program. Various cross-functional committees within Equitable also meet on a regular basis to review risks, mitigation plans and projects that impact Equitable’s IT systems. In addition, Equitable’s Program is assessed on at least an annual basis by its internal audit function, including an assessment of control effectiveness related to designated risk scenarios.
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
The CISO provides regular updates regarding the Program and cybersecurity risks to Equitable’s Information Risk and Data Protection committee, comprised of members of executive management, and also provides quarterly updates to the Audit Committee of Equitable’s Board of Directors, which oversees cybersecurity risk. In addition to receiving quarterly updates from the CISO, the Audit Committee receives reports on cybersecurity risks from our internal audit function, and also periodically receives reports from an external cybersecurity advisor. The Board receives quarterly reports from the Audit Committee, and also receives at least annual updates on the Program and cybersecurity risks from the CISO. The CISO also meets on an individual basis at least quarterly, or more frequently as needed, with members of executive management with cybersecurity oversight responsibility, and has the authority to escalate disagreements with management regarding cybersecurity risks and management of such risks directly to the Board of Directors.
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
MINE SAFETY DISCLOSURES
Not Applicable.

Part II, Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
At December 31, 2024, all of Equitable Financial common equity was owned by EFS. Consequently, there is no established public market for Equitable Financial’s common stock.
Dividends
In 2024, Equitable Financial did not pay a dividend. In 2023 and 2022, Equitable Financial paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $1.7 billion and $930 million, respectively, in shareholder dividends. For information on Equitable Financial’s present and future ability to pay dividends, see Note 19 of the Notes to the Consolidated Financial Statements and “Risk Factors—Legal and Regulatory Risks.”
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
RGA Reinsurance Transaction
On February 23, 2025, we, along with Equitable America and Equitable Financial L&A, entered into the MTA with RGA pursuant to which, at closing and subject to the terms and conditions set forth in the MTA, RGA would enter into a separate coinsurance and modified coinsurance agreement pursuant to which we will cede to RGA a 75% quota share of our in-force individual life insurance block. The transaction is expected to close in mid-2025.
Macroeconomic and Industry Trends
Our business and consolidated results of operations are significantly affected by economic conditions and consumer confidence, conditions in the global capital markets and the interest rate environment.

Financial and Economic Environment
A wide variety of factors continue to impact financial and economic conditions. These factors include, among others, uncertainty regarding the federal debt limit, volatility in the capital markets, equity market declines, plateauing or decreasing economic growth, high fuel and energy costs, changes in fiscal or monetary policy and geopolitical tensions. The Russian invasion of the Ukraine, the Israel-Hamas war and broader Middle Eastern hostilities, and the ensuing conflicts and the sanctions and other measures imposed in response to these conflicts, as well as the U.S. presidential administration’s tariffs, and retaliatory tariffs in response, significantly increased the level of volatility in the financial markets and have increased the level of economic and political uncertainty.
Stressed conditions, volatility and disruptions in the capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio. In addition, our insurance liabilities and derivatives are sensitive to changing market factors, including equity market performance and interest rates, which fell twice in November and December 2024. However, in December 2024, the Federal Reserve scaled back expectations for rate cuts in 2025 due to persistent inflation and a robust labor market. An increase in market volatility could continue to affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital and fluctuations in the value of our AUM and AV, from which we derive our fee income. These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation and levels of global trade.
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
We will continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse and surrender rates, which change in response to changes in capital market conditions, to ensure that our products and solutions remain attractive and profitable. For additional information on our sensitivity to interest rates and capital market prices, see “Risk Factors—Risks Relating to Conditions in the Financial Markets and Economy” and “Quantitative and Qualitative Disclosures About Market Risk”.
Regulatory Developments
We are regulated primarily by the NYDFS, with some policies and products also subject to federal regulation. On an ongoing basis, regulators refine capital requirements and introduce new reserving standards. Regulations recently adopted or currently under review can potentially impact our statutory reserve, capital requirements and profitability of the industry and result in increased regulation and oversight for the industry. For additional information on the regulatory developments and risk we face, see “Business—Regulation” and “Risk Factors—Legal and Regulatory Risks”.
Revenues
Our revenues come from three principal sources:
•fee income derived from our products;
•premiums from our traditional life insurance and annuity products; and
•investment income from our General Account investment portfolio (“GAIA”).
Our fee income varies directly in relation to the amount of the underlying AV or benefit base of our life insurance and annuity products which are influenced by changes in economic conditions, primarily equity market returns, as well as net flows. Our premium income is driven by the growth in new policies written and the persistency of our in-force policies, both of which are influenced by a combination of factors, including our efforts to attract and retain customers and market conditions that influence demand for our products. Our investment income is driven by the yield on our GAIA and is impacted by the prevailing level of interest rates as we reinvest cash associated with maturing investments and net flows to the portfolio.

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
Effect of Assumption Updates on Operating Results
Our actuaries oversee the valuation of the product liabilities and assets and review the underlying inputs and assumptions. We comprehensively review the actuarial assumptions underlying these valuations and update assumptions during the third quarter of each year. Assumptions are based on a combination of Company experience, industry experience, management actions and expert judgment and reflect our best estimate as of the date of the applicable consolidated financial statements. Changes in assumptions can result in a significant change to the carrying value of product liabilities and assets and, consequently, the impact could be material to earnings in the period of the change.
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
Model Changes
There were no material model changes during 2024 and 2023.
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

The following table summarizes our consolidated statements of income (loss):
Consolidated Statements of Income (Loss)

	Year Ended December 31,
	2024	2023
	(in millions)
REVENUES
Policy charges and fee income	$852	$1,095
Premiums	531	587
Net derivative gains (losses)	(1,667)	(2,417)
Net investment income (loss)	3,503	3,601
Investment gains (losses), net:
Credit losses on AFS debt securities and loans	(75)	(216)
Other investment gains (losses), net	(50)	(584)
Total investment gains (losses), net	(125)	(800)
Investment management and service fees	244	315
Amortization of reinsurance deposit liabilities	775	431
Distribution revenue	463	237
Other income	553	466
Total revenues	5,129	3,515

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,437	1,781
Remeasurement of liability for future policy benefits	36	37
Change in market risk benefits and purchased market risk benefits	(67)	(1,018)
Interest credited to policyholders’ account balances	1,257	1,384
Compensation and benefits	179	170
Commissions	1,179	893
Interest expense	2	9
Amortization of deferred policy acquisition costs	525	503
Other operating costs and expenses	927	829
Total benefits and other deductions	5,475	4,588
Income (loss) from continuing operations, before income taxes	(346)	(1,073)
Income tax (expense) benefit	132	1,230
Net income (loss)	(214)	157
Less: Net income (loss) attributable to the noncontrolling interest	—	1
Net income (loss) attributable to Equitable Financial	$(214)	$156

The following discussion compares the results for the year ended December 31, 2024 to the year ended December 31, 2023.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Net Income (Loss) Attributable to Equitable Financial
Equitable Financial net income decreased $370 million to a net loss of $214 million for the year ended December 31, 2024 from net income of $156 million for the year ended December 31, 2023. The following were notable changes in net income (loss):
Unfavorable items included:

•Change in market risk benefits and purchased market risk benefits increased by $951 million mainly due to claim NPR movements and interest rate changes.
•Commissions increased by $286 million mainly due to higher distribution expenses from Equitable America’s wholesale products, which are reimbursed by Equitable America in distribution revenue.
•Compensation, benefits, interest and other operating expenses increased by $100 million mainly due to an increase in legal expenses.
•Net investment income decreased by $98 million mainly due to lower average asset balances, higher collateral expense partially offset by higher alternative investment income and higher income from trading securities.
•Income tax benefit decreased by $1.1 billion due to a partial release of the valuation allowance of $1.0 billion on the deferred tax asset for the year ended December 31, 2023 compared to no valuation allowance release for the year ended December 31, 2024.
These were partially offset by the following favorable items:
•Net derivative losses decreased by $750 million due to lower equity market appreciation and gains attributed to funds withheld and modified coinsurance portfolios related to the Reinsurance Treaty.
•Net investment losses decreased by $675 million mainly due to the program to reduce duration in 2023.
•Policyholders’ benefits decreased by $344 million mainly due to favorable claims and the impact of the Reinsurance Treaty effective April 1, 2023.
•Fee-type revenue increased by $287 million mainly due to the recognition of deferred revenue on deposit accounting and reimbursements of expenses from the Reinsurance Treaty and higher distribution revenue from sales of Equitable America’s wholesale products, partially offset by lower policy charges and fee income as a result of the Reinsurance Treaty.
•Interest credited to policyholders’ account balances decreased by $127 million mainly as a result of the Reinsurance Treaty.
See “—Significant Factors Impacting Our Results—Effect of Assumption Updates on Operating Results” for more information regarding the assumption update.

Material Cash Requirements
The table below summarizes the material short and long-term cash requirements related to contractual obligations as of December 31, 2024. Short-term cash requirements are considered to requirements within the next 12 months and long-term cash requirements are considered to be beyond the next 12 months. We do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2025	2026-2027	2028-2029	2030 and thereafter
	(in millions)
Material Cash Requirements:
Policyholders’ liabilities (1)	$105,365	$2,870	$5,574	$5,650	$91,271
FHLB Funding Agreements	7,165	5,843	630	199	493
Interest on FHLB Funding Agreements	182	51	56	41	34
FABN Funding Agreements	5,743	1,050	2,450	1,943	300
Interest on FABN Funding Agreements	450	151	220	74	5
Operating leases, net of sublease commitments	221	35	63	46	77
Funding commitments	1,244	591	393	260	—
Loans from affiliates	400	400	—	—	—
Total Material Cash Requirements	$120,770	$10,991	$9,386	$8,213	$92,180
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
Unrecognized tax benefits of $299 million, were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
As of December 31, 2024, we were not a party to any off-balance sheet transactions other than those guarantees and commitments described in Note 12 and Note 18 of the Notes to the Consolidated Financial Statements.

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
Interest Rate Sensitivity
December 31, 2024

Increase/(Decrease) In MRB
(in millions)
Increase in interest rates by 50bps	$158
Decrease in interest rates by 50bps	$(162)
Sensitivity of MRBs to Changes in Equity Returns
The following table demonstrates the sensitivity of the MRBs to changes in equity returns.
Equity Returns Sensitivity
December 31, 2024

Increase/(Decrease) In MRB
(in millions)
Increase in equity returns by 10%	$(84)
Decrease in equity returns by 10%	$97
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
GMIB Lapse floor Sensitivity
December 31, 2024

Increase/(Decrease) In MRB
(in millions)
GMIB Lapse floor of 1%	$22
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
NPR Sensitivity
December 31, 2024

Increase/(Decrease) In MRB
(in millions)
Increase in NPR by 50bps	$(677)
Decrease in NPR by 50bps	$757

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
•Lease expirations—The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the DSC ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.
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
Investments with Interest Rate Risk – Fair Value
Assets with interest rate risk include AFS and trading fixed maturities and mortgage loans that make up 81.8% and 81.8% of the fair value of the GAIA as of December 31, 2024 and 2023, respectively. As part of our asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate one percent increase/decrease in interest rates would have on the fair value of fixed maturities and mortgage loans:
Interest Rate Risk Exposure

	December 31, 2024			December 31, 2023
	Fair Value	Impact of +1% Change	Impact of -1% Change	Fair Value	Impact of +1% Change	Impact of -1% Change
	(in millions)
Fixed Income Investments:
AFS securities:
Fixed rate	$46,546	$(3,199)	$3,658	$45,718	$(3,487)	$4,049
Floating rate	$7,530	$(8)	$6	$9,446	$3	$5
Trading securities:
Fixed rate	$497	$(38)	$42	$15	$—	$—
Floating rate	$27	$—	$—	$—	$—	$—
Mortgage loans	$16,796	$(561)	$601	$16,170	$(575)	$616
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

Investments with Equity Price Risk – Fair Value
The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% increase/decrease in equity prices from those prevailing as of December 31, 2024 and 2023:
Equity Price Risk Exposure

	December 31, 2024			December 31, 2023
	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change	Fair Value	Impact of +10% Equity Price Change	Impact of -10% Equity Price Change
	(in millions)

Equity Investments	$437	$44	$(44)	$649	$65	$(65)
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
Liabilities with Interest Rate Risk – Fair Value
As of December 31, 2024 and 2023, the aggregate carrying values of insurance contracts with interest rate risk were $14.9 billion and $16.4 billion, respectively. The aggregate fair value of such liabilities as of December 31, 2024 and 2023 were $14.6 billion and $15.9 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $109 million and $278 million, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of insurance liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.
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
As of December 31, 2024 and 2023, the net fair values of our derivatives were $5.9 billion and $4.2 billion, respectively.
The tables below show the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.
Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Impact of -1% Change	Fair Value	Impact of +1% Change
	(In millions, except for Weighted Average Term)
December 31, 2024
Swaps	$1,606	12	$(242)	$(347)	$(432)
Futures	7,815	—	76	—	(51)
Total	$9,421		$(166)	$(347)	$(483)
December 31, 2023
Swaps	$3,828	6	$375	$(195)	$(644)
Futures	7,572	—	(35)	—	38
Total	$11,400		$340	$(195)	$(606)

			Equity Sensitivity
	Notional Amount	Weighted Average Term (Years)	Fair Value	Balance after -10% Equity Price Shift
	(In millions, except for Weighted Average Term)
December 31, 2024
Futures	$9,338	—	$—	$34
Swaps	16,047	1	57	1,439
Options	56,755	2	13,198	10,540
Total	$82,140		$13,255	$12,013
December 31, 2023
Futures	$5,484	—	$—	$(59)
Swaps	14,926	1	53	1,546
Options	48,946	2	9,117	6,753
Total	$69,356		$9,170	$8,240

Market Risk Benefits and Interest Rate and Equity Risks – Fair Value
GMxB feature’s liability associated with certain annuity contracts is considered market risk benefits for accounting purposes and was reported at its fair value of $11.0 billion and $14.0 billion as of December 31, 2024 and 2023, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2024 and 2023, respectively, would be to decrease the direct market risk benefits balance by $1.3 billion and $1.5 billion. The potential fair value exposure to an immediate 50 bps drop in interest rates from those prevailing as of December 31, 2024 and 2023, respectively, would decrease the direct market risk benefits balance by $1.3 billion and $1.7 billion.

We have entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations GMxB features contained in certain annuity contracts. These reinsurance contracts are accounted for as purchased market risk benefits and reported at their fair values of $13.0 billion and $16.7 billion as of December 31, 2024 and 2023, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing as of December 31, 2024 and 2023, respectively, would increase the balances of the reinsurance contract asset by $485 million and $570 million. The potential fair value exposure to an immediate 50 bps drop in interest rates from those prevailing as of December 31, 2024 and 2023, respectively, would increase the balances of the reinsurance contract asset by $728 million and $938 million.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Equitable Financial Life Insurance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Equitable Financial Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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

Considerable judgment is utilized by management in determining the assumptions related to lapse rates, withdrawal rates, utilization rates, non-performance risk, volatility rates, annuitization rates and mortality (collectively, the “significant market risk benefit assumptions”). As of December 31, 2024, the estimated fair value of purchased market risk benefits, assets for market risk benefits and liabilities for market risk benefits was $13,033 million, $781 million and $11,791 million, respectively.
The principal considerations for our determination that performing procedures relating to the valuation of market risk benefits is a critical audit matter are (i) the significant judgment by management in developing the fair value estimate of market risk benefits, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant market risk benefit assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
March 20, 2025
We have served as the Company’s auditor since 1993.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Balance Sheets
December 31, 2024 and 2023

	December 31,
	2024	2023
	(in millions, except share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $61,728 and $61,884) (allowance for credit losses of $2 and $4)	$54,077	$55,165
Mortgage loans on real estate (net of allowance for credit losses of $270 and $277)	18,298	17,877
Policy loans	3,827	3,667
Other equity investments (1)	2,683	3,162
Trading securities, at fair value	809	257
Other invested assets	7,450	5,952
Total investments	87,144	86,080
Cash and cash equivalents	1,624	2,833
Deferred policy acquisition costs	4,685	4,759
Amounts due from reinsurers (allowance for credit losses of $8 and $7)	20,026	20,636
Loans to affiliates	1,900	1,900
Current and deferred income taxes	3,230	2,755
Purchased market risk benefits	13,033	16,729
Other assets	5,070	5,326
Assets for market risk benefits	781	574
Separate Accounts assets	125,807	121,497
Total Assets	$263,300	$263,089
LIABILITIES
Policyholders’ account balances	$84,206	$82,990
Liability for market risk benefits	11,791	14,570
Future policy benefits and other policyholders' liabilities	16,653	16,573
Broker-dealer related payables	289	796
Amounts due to reinsurers	185	216
Funds withheld payable	9,802	10,603
Loans from affiliates	400	—
Reinsurance deposit liabilities	14,193	14,965
Other liabilities	2,805	2,496
Separate Accounts liabilities	125,807	121,497
Total Liabilities	$266,131	$264,706
Redeemable noncontrolling interest (2)	$38	$24
Commitments and contingent liabilities (3)
EQUITY
Equity attributable to Equitable Financial:
Common stock, $1.25 par value; 2,000,000 shares authorized, issued and outstanding	$2	$2
Additional paid-in capital	6,827	6,895
Accumulated deficit	(1,814)	(1,600)
Accumulated other comprehensive income (loss)	(7,884)	(6,938)
Total Equity	(2,869)	(1,641)
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$263,300	$263,089
______________
(1)See Note 2 of the Notes to these Consolidated Financial Statements for details of balances with VIEs.
(2)See Note 21 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
(3)See Note 18 of the Notes to these Consolidated Financial Statements for details of commitments and contingent liabilities.
See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Income (Loss)
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(in millions)
REVENUES
Policy charges and fee income	$852	$1,095	$2,225
Premiums	531	587	725
Net derivative gains (losses)	(1,667)	(2,417)	879
Net investment income (loss)	3,503	3,601	3,077
Investment gains (losses), net:
Credit and intent to sell losses on available for sale debt securities and loans	(75)	(216)	(319)
Other investment gains (losses), net	(50)	(584)	(643)
Total investment gains (losses), net	(125)	(800)	(962)
Investment management and service fees	244	315	706
Amortization of reinsurance deposit liabilities	775	431	—
Distribution revenue	463	237	23
Other income	553	466	311
Total revenues	5,129	3,515	6,984

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,437	1,781	2,327
Remeasurement of liability for future policy benefits	36	37	50
Change in market risk benefits and purchased market risk benefits	(67)	(1,018)	(1,107)
Interest credited to policyholders’ account balances	1,257	1,384	1,309
Compensation and benefits	179	170	202
Commissions	1,179	893	702
Interest expense	2	9	6
Amortization of deferred policy acquisition costs	525	503	473
Other operating costs and expenses	927	829	1,040
Total benefits and other deductions	5,475	4,588	5,002
Income (loss) from continuing operations, before income taxes	(346)	(1,073)	1,982
Income tax (expense) benefit	132	1,230	(388)
Net income (loss)	(214)	157	1,594
Less: Net income (loss) attributable to the noncontrolling interest (1)	—	1	(3)
Net income (loss) attributable to Equitable Financial	$(214)	$156	$1,597
______________
(1)See Note 21 of the Notes to these Consolidated Financial Statements for details of redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(in millions)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(214)	$157	$1,594

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of adjustments	(672)	2,175	(11,460)
Change in market risk benefits - instrument-specific credit risk	(407)	(1,129)	1,247
Change in liability for future policy benefits - current discount rate	128	(128)	1,042
Change in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	5	(1)	—
Other comprehensive income (loss), net of income taxes	(946)	917	(9,171)
Comprehensive income (loss)	(1,160)	1,074	(7,577)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	1	(3)
Comprehensive income (loss) attributable to Equitable Financial	$(1,160)	$1,073	$(7,574)

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Equity
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balance, beginning of period	$2	$6,895	$(1,600)	$(6,938)	$(1,641)
Dividend to parent company	—	(26)	—	—	(26)
Net income (loss)	—	—	(214)	—	(214)
Other comprehensive income (loss)	—	—	—	(946)	(946)
Other	—	(42)	—	—	(42)
Balance, December 31, 2024	$2	$6,827	$(1,814)	$(7,884)	$(2,869)

Balance, beginning of period	$2	$8,536	$(1,757)	$(7,855)	$(1,074)
Dividend to parent company	—	(1,657)	—	—	(1,657)
Net income (loss)	—	—	157	—	157
Other comprehensive income (loss)	—	—	—	917	917
Other	—	16	—	—	16
Balance, December 31, 2023	$2	$6,895	$(1,600)	$(6,938)	$(1,641)

Balance, beginning of period	$2	$8,546	$(2,381)	$1,316	$7,483
Dividend to parent company	—	—	(967)	—	(967)
Net income (loss)	—	—	1,594	—	1,594
Other comprehensive income (loss)	—	—	—	(9,171)	(9,171)
Other	—	(10)	(3)	—	(13)
Balance, December 31, 2022	$2	$8,536	$(1,757)	$(7,855)	$(1,074)

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(214)	$157	$1,594
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,257	1,384	1,309
Policy charges and fee income	(852)	(1,095)	(2,225)
Net derivative (gains) losses	1,667	2,417	(879)
Credit and intent to sell losses on available for sale debt securities and loans	75	216	319
Investment (gains) losses, net	50	584	643
Realized and unrealized (gains) losses on trading securities	(23)	(14)	41
Non-cash long-term incentive compensation expense	47	39	20
Amortization and depreciation	72	273	247
Equity (income) loss from limited partnerships	(146)	(46)	(186)
Remeasurement of liability for future policy benefits	36	37	50
Change in market risk benefits	(67)	(1,018)	(1,107)
Changes in:
Reinsurance recoverable	1,728	46	(539)
Capitalization of deferred policy acquisition costs	(528)	(513)	(702)
Funds withheld payable	172	89	—
Future policy benefits	354	280	(494)
Current and deferred income taxes	(194)	(1,231)	344
Other, net	181	(239)	(151)
Net cash provided by (used in) operating activities	$3,615	$1,366	$(1,716)

Cash flows from investing activities:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$7,260	$9,340	$14,966
Mortgage loans on real estate	1,123	446	1,154
Trading account securities	164	250	266
Short-term investments	798	1,861	(483)
Other	932	460	355
Payment for the purchase/origination of:
Fixed maturities, available-for-sale	(7,073)	(3,776)	(17,838)
Mortgage loans on real estate	(1,629)	(1,967)	(3,683)
Trading account securities	(700)	(223)	(220)
Short-term investments	(400)	(1,761)	—
Other	(306)	(687)	(745)
Cash settlements related to derivative instruments, net	(2,216)	(804)	(160)
Investment in capitalized software, leasehold improvements and EDP equipment	(71)	(55)	(49)
Other, net	(214)	(114)	81
Net cash provided by (used in) investing activities	$(2,332)	$2,970	$(6,356)

See Notes to Consolidated Financial Statements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,907	$8,619	$15,372
Withdrawals	(13,593)	(11,792)	(6,833)
Transfers (to) from Separate Accounts	1,787	1,063	1,621
Payments of market risk benefits	(31)	(206)	(601)
Changes in securities lending payable	21	116	—
Change in collateralized pledged assets	(82)	(26)	36
Change in collateralized pledged liabilities	3,105	1,579	(1,572)
Proceeds from loan from affiliates	400	—	—
Shareholder dividend paid	(26)	(1,657)	(930)
Purchase (redemption) of noncontrolling interests of consolidated company-sponsored investment funds	21	4	3
Other, net	(1)	—	(42)
Net cash provided by (used in) financing activities	$(2,492)	$(2,300)	$7,054

Change in cash and cash equivalents	(1,209)	2,036	(1,018)
Cash and cash equivalents, beginning of period	2,833	797	1,815
Cash and cash equivalents, end of period	$1,624	$2,833	$797

Supplemental cash flow information:
Income taxes (refunded) paid	$61	$1	$45

Non-cash transactions from investing and financing activities:
Securities exchanged for other equity investment	$110	$—	$—
Dividend to Parent	$—	$—	$(37)
Transfer of assets to reinsurer	$—	$—	$(2,762)

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
All significant intercompany transactions and balances have been eliminated in consolidation. The years “2024”, “2023” and “2022” refer to the years ended December 31, 2024, 2023 and 2022, respectively.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2024, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.
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

The Company adopted the new accounting standard ASU 2023-07 for the year ended December 31, 2024 using the retrospective approach. See Note 20 of the Notes to these Consolidated Financial Statements for details.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Future Adoption of New Accounting Pronouncements

Description	Effective Date and Method of Adoption	Effect on the Financial Statement or Other Significant Matters
ASU 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The ASU enhanced existing income tax disclosures primarily related to the rate reconciliation and income taxes paid information. With regard to the improvements to disclosures of rate reconciliation, a public business entity is required on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Similarly, a public entity is required to provide the amount of income taxes paid (net of refunds received) disaggregated by (1) federal, state, and foreign taxes and by (2) individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received).
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
ASU 2024-03: Accounting Standards Update No. 2024-03-Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)
This ASU requires a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (a) better understand the entity’s performance, (b) better assess the entity’s prospects for future cash flows, and (c) compare an entity’s performance over time and with that of other entities.
The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements.
	The ASU will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Entities are required to apply the ASU on a prospective basis.	The Company is currently assessing the impact to the financial statements of this ASU.
Investments
The carrying values of fixed maturities classified as AFS are reported at fair value. Changes in fair value are reported in OCI, net of allowance for credit losses, policy related amounts and deferred income taxes. Changes in credit losses are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include REITs and redeemable preferred stock.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
COLI has been purchased by the Company and certain subsidiaries on the lives of certain key employees and the Company and these subsidiaries are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. As of December 31, 2024 and 2023, the carrying value of COLI was $976 million and $918 million, respectively, and is reported in other invested assets in the consolidated balance sheets.
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
While in cash flow hedge relationships, any periodic net receipts and payments from the hedging instrument are included in the income or expense line that the hedged item’s periodic income or expense is recognized. Other changes in the fair value of the hedging instrument while in a cash flow hedging relationship are reported within OCI. These amounts are deferred in accumulated other comprehensive income (“AOCI”) until they are reclassified to Net income (loss). The reclassified amount offsets the effect of the cash flows on Net income (loss) in the same period when the hedged item affects earnings and on the same line as the hedged item.
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
•Lease expirations - The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the DSC ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.
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
Notes to Consolidated Financial Statements, Continued
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
Securities Sold under Agreements to Repurchase
Securities sold under agreements to repurchase involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. Securities sold under agreements to repurchase transactions are conducted by the Company under a standardized securities industry master agreement, amended to suit the requirements of each respective counterparty. Transfers of securities under these agreements to repurchase are evaluated by the Company to determine whether they satisfy the criteria for accounting treatment as secured borrowing arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales with related forward repurchase commitments. All of the Company’s securities repurchase transactions are accounted for as secured borrowings with the related obligations distinctly captioned in the consolidated balance sheets on a gross basis. Income and expenses associated with repurchase agreements are recognized as investment income and investment expense, respectively, within net investment income (loss). As of December 31, 2024 and 2023, the Company had no Securities sold under agreements to repurchase outstanding.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Sales Inducement Assets
Sales inducement assets (“SIA”) are offered on certain deferred annuity products in the form of either immediate bonus interest credited or enhanced interest crediting rates for a period of time. The interest crediting expense associated with these SIA is deferred and amortized over the lives of the underlying contracts in a manner consistent with the amortization of DAC. Unamortized balances are included in other assets in the consolidated balance sheets and amortization is included in interest credited to policyholders’ account balances in the consolidated statements of income (loss).
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
The Company conducts annual premium deficiency testing except for liability for future policy benefits for non-participating traditional and limited payment contracts. The Company reviews assumptions and determines whether the sum of existing liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid and settlement costs. Anticipated investment income is considered when performing premium deficiency for long duration contracts. The anticipated investment income is projected based on current investment portfolio returns grading to long term reinvestment rates over the projection periods, based on anticipated gross reinvestment spreads, defaults and investment expenses. Premium deficiency reserves are recorded in certain instances where the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. This pattern of PFBL is exhibited in our VISL business and is generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. We accrue for these PFBL using a dynamic approach that changes over time as the projection of future losses change.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Distribution Revenue
Distribution revenue includes distribution commission fees received in connection with the sale of affiliate insurers variable life and annuity contracts. The amount and timing of revenues recognized from performance of these distribution services often is dependent upon the contractual arrangements with the customer and the specific product sold. Distribution revenue is calculated based on the contribution amount at a rate determined by the distribution contracts with affiliated insurers and is recorded on the contribution date which is generally the point of funding and sale of contract. The Company believes that the performance obligation is satisfied on the contribution date since that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the transaction pricing no longer is variable such that the value of consideration can be determined.
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
Capitalized computer software and hosting arrangements, net of accumulated amortization, amounted to $112 million and $149 million as of December 31, 2024 and 2023, respectively. Amortization of capitalized computer software and hosting arrangements in 2024, 2023 and 2022 was $28 million, $27 million and $0 million, respectively, recorded in other operating costs and expenses in the consolidated statements of income (loss).
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Distribution services
Revenues from distribution services include fees received as partial reimbursement of expenses incurred in connection with the sale of certain mutual funds and the 1290 Funds and for the distribution primarily of EQAT Trust shares to separate accounts in connection with the sale of variable life and annuity contracts. The amount and timing of revenues recognized from performance of these distribution services often is dependent upon the contractual arrangements with the customer and the specific product sold as further described below.
Most open-end management investment companies, such as U.S. funds and the EQAT Trust and the 1290 Funds, have adopted a plan under Rule 12b-1 of the Investment Company Act that allows for certain share classes to pay out of assets, distribution and service fees for the distribution and sale of its shares (“12b-1 Fees”). These open-end management investment companies have such agreements with the Company, and the Company has selling and distribution agreements pursuant to which it pays sales commissions to the financial intermediaries that distribute the shares. These agreements may be terminated by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of shares.
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
Notes to Consolidated Financial Statements, Continued
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
Consolidated VIEs
As of December 31, 2024 and 2023, the Company consolidated limited partnerships and LLCs for which it was identified as the primary beneficiary under the VIEs model. Included in other invested assets and mortgage loans on real estate in the Company’s consolidated balance sheets at December 31, 2024 and 2023 are total assets of $1.3 billion and $1.1 billion, respectively related to these VIEs.
Non-Consolidated VIEs
As of December 31, 2024 and 2023, respectively, the Company held approximately $2.2 billion and $2.5 billion of investment assets in the form of equity interests issued by non-corporate legal entities determined under the guidance to be VIEs, such as limited partnerships and limited liability companies, including CLOs, hedge funds, private equity funds and real estate-related funds. As an equity investor, the Company is considered to have a variable interest in each of these VIEs as a result of its participation in the risks and/or rewards these funds were designed to create by their defined portfolio objectives and strategies. Primarily through qualitative assessment, including consideration of related party interests or other financial arrangements, if any, the Company was not identified as the primary beneficiary of any of these VIEs, largely due to its inability to direct the activities that most significantly impact their economic performance. Consequently, the Company continues to reflect these equity interests in the consolidated balance sheets as other equity investments and applies the equity method of accounting for these positions. The net assets of these non-consolidated VIEs are approximately $346.6 billion and $268.5 billion as of December 31, 2024 and 2023, respectively. The Company’s maximum exposure to loss from its direct involvement with these VIEs is the carrying value of its investment of $2.2 billion and $2.5 billion and approximately $0.9 billion and $1.2 billion of unfunded commitments as of December 31, 2024 and 2023, respectively. The Company has no further economic interest in these VIEs in the form of guarantees, derivatives, credit enhancements or similar instruments and obligations.
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
LFPB Update

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The significant assumptions for the LFPB balances include mortality and lapses for our Traditional life business.
Additional Liability Update
The significant assumptions for the additional insurance liability balances include mortality, lapses, premium payment pattern, interest crediting assumption.
Impact of Assumption Updates
The net impact of assumption changes during 2024 increased other income by $4 million, increased remeasurement of liability for future policy benefits by $25 million and decreased policyholders’ benefits by $2 million. This resulted in a decrease in income (loss) from operations, before income taxes of $19 million and a decrease in net income (loss) by $15 million.
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
Model Changes
There were no material model changes during 2024, 2023 and 2022.
3)    INVESTMENTS
Fixed Maturities AFS
The components of fair value and amortized cost for fixed maturities classified as AFS on the consolidated balance sheets excludes accrued interest receivable because the Company elected to present accrued interest receivable within other assets. Accrued interest receivable on AFS fixed maturities as of December 31, 2024 and 2023 was $508 million and $528 million, respectively. There was no accrued interest written off for AFS fixed maturities for the years ended December 31, 2024, 2023 and 2022.
The following tables provide information relating to the Company’s fixed maturities classified as AFS:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
AFS Fixed Maturities by Classification

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2024
Fixed Maturities:
Corporate (1)	$42,078	$2	$173	$5,604	$36,645
U.S. Treasury, government and agency	5,725	—	—	1,507	4,218
States and political subdivisions	385	—	1	74	312
Foreign governments	639	—	1	134	506
Residential mortgage-backed (2)	1,840	—	3	128	1,715
Asset-backed (3)	7,495	—	37	52	7,480
Commercial mortgage-backed	3,510	—	1	369	3,142
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2024	$61,728	$2	$219	$7,868	$54,077

December 31, 2023:
Fixed Maturities:
Corporate (1)	$42,014	$4	$217	$4,960	$37,267
U.S. Treasury, government and agency	5,639	—	2	1,102	4,539
States and political subdivisions	525	—	9	64	470
Foreign governments	689	—	2	110	581
Residential mortgage-backed (2)	1,469	—	3	128	1,344
Asset-backed (3)	8,092	—	20	107	8,005
Commercial mortgage-backed	3,400	—	1	501	2,900
Redeemable preferred stock	56	—	3	—	59
Total at December 31, 2023	$61,884	$4	$257	$6,972	$55,165
______________
(1)Corporate fixed maturities include both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
The contractual maturities of AFS fixed maturities as of December 31, 2024 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Contractual Maturities of AFS Fixed Maturities

	Amortized Cost (Less Allowance for Credit Losses)	Fair Value
	(in millions)
December 31, 2024:
Contractual maturities:
Due in one year or less	$2,223	$2,212
Due in years two through five	11,193	10,822
Due in years six through ten	12,702	11,741
Due after ten years	22,707	16,906
Subtotal	48,825	41,681
Residential mortgage-backed	1,840	1,715
Asset-backed	7,495	7,480
Commercial mortgage-backed	3,510	3,142
Redeemable preferred stock	56	59
Total at December 31, 2024	$61,726	$54,077

The following table shows proceeds from sales, gross gains (losses) from sales and allowance for credit losses for AFS fixed maturities:
Proceeds from Sales, Gross Gains (Losses) from Sales and Allowance for Credit and Intent to Sell Losses for AFS Fixed Maturities

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Proceeds from sales	$1,832	$6,471	$11,683
Gross gains on sales (1)	$5	$9	$38
Gross losses on sales (2)	$(56)	$(594)	$(668)

Net (increase) decrease in Allowance for Credit and Intent to Sell losses	$(7)	$(67)	$(253)
______________
(1)Includes $0 million and $0 million for the years ended December 31, 2024 and 2023, respectively, of gross gains related to funds withheld assets and NI modco assets held by the Company in support of Equitable America’s reinsurance obligations to the Company. These realized gains are included in other investment gains (losses), net.
(2)Includes $32 million, and $153 million for the years ended December 31, 2024 and 2023, respectively, of gross losses related to funds withheld assets and NI modco assets held by the Company in support of Equitable America’s reinsurance obligations to the Company. These realized losses are included in other investment gains (losses), net.

The following table sets forth the amount of credit loss impairments on AFS fixed maturities held by the Company at the dates indicated and the corresponding changes in such amounts:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
AFS Fixed Maturities - Credit and Intent to Sell Loss Impairments

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$48	$36	$42
Previously recognized impairments on securities that matured, paid, prepaid or sold	(8)	(65)	(261)
Recognized impairments on securities impaired to fair value this period (1) (2)	—	50	246
Credit losses recognized this period on securities for which credit losses were not previously recognized	5	15	—
Additional credit losses this period on securities previously impaired	2	12	9
Balance, end of period	$47	$48	$36
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
The tables below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI:
Net Unrealized Gains (Losses) on AFS Fixed Maturities

	Year Ended December 31, 2024
	Net Unrealized Gains (Losses) on Investments	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability) (1)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses) (1)
	(in millions)
Balance, beginning of period	$(6,715)	$13	$227	$(6,475)
Net investment gains (losses) arising during the period	(989)	—	—	(989)
Reclassification adjustment:
Included in net income (loss)	61	—	—	61
Other	—	—	23	23
Impact of net unrealized investment gains (losses)	—	7	194	201
Net unrealized investment gains (losses) excluding credit losses	(7,643)	20	444	(7,179)
Net unrealized investment gains (losses) with credit losses	(6)	—	1	(5)
Balance, end of period	$(7,649)	$20	$445	$(7,184)

	Year Ended December 31, 2023
Balance, beginning of period	$(9,116)	$21	$420	$(8,675)
Net investment gains (losses) arising during the period	1,753	—	—	1,753
Reclassification adjustment:
Included in net income (loss)	652	—	—	652
Other	—	—	310	310
Impact of net unrealized investment gains (losses)	—	(8)	(504)	(512)
Net unrealized investment gains (losses) excluding credit losses	(6,711)	13	226	(6,472)
Net unrealized investment gains (losses) with credit losses	(4)	—	1	(3)
Balance, end of period	$(6,715)	$13	$227	$(6,475)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
Balance, beginning of period	$4,462	$(703)	$(790)	$2,969
Transition adjustment	—	—	—	—
Net investment gains (losses) arising during the period	(14,456)	—	—	(14,456)
Reclassification adjustment:
Included in Net income (loss)	885	—	—	885
Other (2)	—	—	(1,489)	(1,489)
Excluded from Net income (loss)	—	—	—	—
Impact of net unrealized investment gains (losses)	—	724	2,698	3,422
Net unrealized investment gains (losses) excluding credit losses	(9,109)	21	419	(8,669)
Net unrealized investment gains (losses) with credit losses	(7)	—	1	(6)
Balance, end of period	$(9,116)	$21	$420	$(8,675)
_____________
(1)Certain balances were revised from previously filed financial statements.
(2)Reflects a Deferred Tax Asset valuation allowance of $1.5 billion recorded during the fourth quarter of 2022. See Note 16 of the Notes to these Consolidated Financial Statements for additional details.
The following tables disclose the fair values and gross unrealized losses of the 3,735 issues as of December 31, 2024 and the 3,986 issues as of December 31, 2023 that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:
AFS Fixed Maturities in an Unrealized Loss Position for Which No Allowance is Recorded

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2024
Fixed Maturities:
Corporate	$4,485	$112	$25,752	$5,482	$30,237	$5,594
U.S. Treasury, government and agency	104	3	4,056	1,504	4,160	1,507
States and political subdivisions	26	—	219	74	245	74
Foreign governments	32	1	450	133	482	134
Residential mortgage-backed	539	7	838	121	1,377	128
Asset-backed	436	3	685	49	1,121	52
Commercial mortgage-backed	135	2	2,832	367	2,967	369
Total at December 31, 2024	$5,757	$128	$34,832	$7,730	$40,589	$7,858

December 31, 2023:
Fixed Maturities:
Corporate	$1,693	$119	$29,617	$4,839	$31,310	$4,958
U.S. Treasury, government and agency	111	2	4,361	1,100	4,472	1,102
States and political subdivisions	10	—	244	64	254	64
Foreign governments	8	1	514	109	522	110
Residential mortgage-backed	74	1	1,030	127	1,104	128
Asset-backed	238	—	5,499	107	5,737	107
Commercial mortgage-backed	62	11	2,796	490	2,858	501
Total at December 31, 2023	$2,196	$134	$44,061	$6,836	$46,257	$6,970

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 1.1% of total corporate securities. The largest exposures to a single issuer of corporate securities held as of December 31, 2024 and 2023 were $400 million and $360 million, respectively, representing 13.9% and 21.9% of the total consolidated equity of the Company.
Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium investment grade), 4 or 5 (below investment grade) or 6 (in or near default). As of December 31, 2024 and 2023, respectively, approximately $1.6 billion and $2.5 billion, or 2.6% and 4.1%, of the $61.7 billion and $61.9 billion aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had gross unrealized losses of $62 million and $102 million as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, respectively, the $7.7 billion and $6.8 billion of gross unrealized losses of twelve months or more were primarily concentrated in corporate securities. In accordance with the policy described in Note 2 of the Notes to these Consolidated Financial Statements, the Company concluded that an adjustment to the allowance for credit losses for these securities was not warranted at either December 31, 2024 or December 31, 2023. As of December 31, 2024 and 2023, the Company did not intend to sell the securities nor will it likely be required to dispose of the securities before the anticipated recovery of their remaining amortized cost basis.
Based on the Company’s evaluation both qualitatively and quantitatively of the drivers of the decline in fair value of fixed maturity securities as of December 31, 2024, the Company determined that the unrealized loss was primarily due to increases in interest rates and credit spreads.
Securities Lending
Beginning in 2023, the Company entered into securities lending agreements with an agent bank whereby blocks of securities are loaned to third parties, primarily major brokerage firms. As of December 31, 2024 and 2023, the estimated fair value of loaned securities was $114 million and $91 million. The agreements require a minimum of 102% of the fair value of the loaned securities to be held as cash collateral, calculated daily. To further minimize the credit risks related to these programs, the financial condition of counterparties is monitored on a regular basis. As of December 31, 2024 and 2023, cash collateral received in the amount of $117 million and $93 million was invested by the agent bank. A securities lending payable for the overnight and continuous loans is included in other liabilities in the amount of cash collateral received. Securities lending transactions are used to generate income. Income and expenses associated with these transactions are reported as net investment income and were not material for the years ended December 31, 2024 and 2023.
Mortgage Loans on Real Estate
In September 2023, the Company began investing in residential mortgage loans. Accrued interest receivable on commercial, agricultural and residential mortgage loans as of December 31, 2024 and 2023 was $84 million and $81 million, respectively. There was no accrued interest written off for commercial, agricultural and residential mortgage loans for the years ended December 31, 2024 and 2023.
As of December 31, 2024, the Company foreclosed on one commercial mortgage loan that had an amortized cost of $108 million and an associated allowance of $54 million, that it re-acquired as wholly owned real estate with a cost of $56 million. As of December 31, 2024, there were no other mortgage loans for which foreclosure was probable.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Allowance for Credit Losses on Mortgage Loans
The change in the allowance for credit losses for commercial, agricultural and residential mortgage loans were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Allowance for credit losses on mortgage loans:
Commercial mortgages:
Balance, beginning of period	$270	$123	$57
Current-period provision for expected credit losses	58	147	66
Write-offs charged against the allowance	(75)	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	(17)	147	66
Balance, end of period	$253	$270	$123

Agricultural mortgages:
Balance, beginning of period	$6	$6	$5
Current-period provision for expected credit losses	9	—	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	9	—	1
Balance, end of period	$15	$6	$6

Residential mortgages:
Balance, beginning of period	$1	$—	$—
Current-period provision for expected credit losses	1	1	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Net change in allowance	1	1	—
Balance, end of period	$2	$1	$—

Total allowance for credit losses	$270	$277	$129

The change in the allowance for credit losses is attributable to:
•increases/decreases in the loan balance due to new originations, maturing mortgages, and loan amortization and
•changes in credit quality and economic assumptions.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Credit Quality Information
The Company’s commercial and agricultural mortgage loans segregated by risk rating exposure were as follows:
Loan to Value (“LTV”) Ratios (1) (3)

	December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
0% - 50%	$150	$280	$137	$212	$269	$1,531	$—	$—	$2,579
50% - 70%	703	692	1,622	628	318	2,083	441	201	6,688
70% - 90%	—	246	707	918	396	1,187	101	206	3,761
90% plus	—	—	616	322	309	1,290	—	—	2,537
Total commercial	$853	$1,218	$3,082	$2,080	$1,292	$6,091	$542	$407	$15,565

Agricultural:
0% - 50%	$49	$98	$160	$202	$269	$882	$—	$—	$1,660
50% - 70%	160	59	126	130	144	273	—	—	892
70% - 90%	—	—	—	—	—	16	—	—	16
90% plus	—	—	—	—	—	—	—	—	—
Total agricultural	$209	$157	$286	$332	$413	$1,171	$—	$—	$2,568

Total commercial and agricultural mortgage loans:
0% - 50%	$199	$378	$297	$414	$538	$2,413	$—	$—	$4,239
50% - 70%	863	751	1,748	758	462	2,356	441	201	7,580
70% - 90%	—	246	707	918	396	1,203	101	206	3,777
90% plus	—	—	616	322	309	1,290	—	—	2,537
Total commercial and agricultural mortgage loans	$1,062	$1,375	$3,368	$2,412	$1,705	$7,262	$542	$407	$18,133

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Debt Service Coverage (“DSC”) Ratios (2) (3)

	December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	(in millions)
Commercial and agricultural mortgage loans:
Commercial:
Greater than 2.0x	$150	$176	$609	$1,255	$916	$3,301	$—	$—	$6,407
1.8x to 2.0x	—	75	50	149	376	607	176	182	1,615
1.5x to 1.8x	283	211	727	—	—	1,060	44	189	2,514
1.2x to 1.5x	273	381	542	433	—	661	—	—	2,290
1.0x to 1.2x	147	366	643	193	—	359	322	36	2,066
Less than 1.0x	—	9	511	50	—	103	—	—	673
Total commercial	$853	$1,218	$3,082	$2,080	$1,292	$6,091	$542	$407	$15,565

Agricultural:
Greater than 2.0x	$12	$5	$41	$34	$57	$157	$—	$—	$306
1.8x to 2.0x	11	17	24	54	28	79	—	—	213
1.5x to 1.8x	49	11	44	27	120	175	—	—	426
1.2x to 1.5x	47	46	89	138	113	422	—	—	855
1.0x to 1.2x	71	47	63	68	87	307	—	—	643
Less than 1.0x	19	31	25	11	8	31	—	—	125
Total agricultural	$209	$157	$286	$332	$413	$1,171	$—	$—	$2,568

Total commercial and agricultural mortgage loans:
Greater than 2.0x	$162	$181	$650	$1,289	$973	$3,458	$—	$—	$6,713
1.8x to 2.0x	11	92	74	203	404	686	176	182	1,828
1.5x to 1.8x	332	222	771	27	120	1,235	44	189	2,940
1.2x to 1.5x	320	427	631	571	113	1,083	—	—	3,145
1.0x to 1.2x	218	413	706	261	87	666	322	36	2,709
Less than 1.0x	19	40	536	61	8	134	—	—	798
Total commercial and agricultural mortgage loans	$1,062	$1,375	$3,368	$2,412	$1,705	$7,262	$542	$407	$18,133
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The amortized cost of residential mortgage loans by credit quality indicator and origination year was as follows:

	December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Performance indicators:
Performing	$—	$247	$114	$70	$2	$2	$435
Nonperforming	—	—	—	—	—	—	—
Total	$—	$247	$114	$70	$2	$2	$435

	December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Performance indicators:
Performing	$98	$121	$74	$2	$1	$2	$298
Nonperforming	—	—	—	—	—	—	—
Total	$98	$121	$74	$2	$1	$2	$298
Past-Due and Nonaccrual Mortgage Loan Status
The aging analysis of past-due mortgage loans were as follows:
Age Analysis of Past Due Mortgage Loans (1)

	Accruing Loans						Non-accruing Loans	Total Loans	Non-accruing Loans with No Allowance	Interest Income on Non-accruing Loans
	Past Due				Current	Total
	30-59 Days	60-89 Days	90 Days or More	Total
	(in millions)
December 31, 2024:
Mortgage loans:
Commercial	$—	$—	$—	$—	$15,508	$15,508	$57	$15,565	$—	$1
Agricultural	12	1	33	46	2,486	2,532	36	2,568	—	—
Residential	—	1	—	1	434	435	—	435	—	—
Total	$12	$2	$33	$47	$18,428	$18,475	$93	$18,568	$—	$1
December 31, 2023:
Mortgage loans:
Commercial	$32	$—	$—	$32	$15,045	$15,077	$234	$15,311	$—	$7
Agricultural	7	5	40	52	2,474	2,526	19	2,545	—	—
Residential	—	—	—	—	298	298	—	298	—	—
Total	$39	$5	$40	$84	$17,817	$17,901	$253	$18,154	$—	$7
_______________
(1)Amounts presented at amortized cost basis.
As of December 31, 2024 and 2023, the amortized cost of problem mortgage loans that had been classified as non-accrual loans were $36 million and $127 million, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Troubled Debt Restructuring
There were no TDRs during the three months ended December 31, 2024. There was one TDR during the year ended December 31, 2024. The Company granted a modification splitting the commercial mortgage loan into two notes. One note retaining the original loan terms and the second note with an increased interest rate to market terms and required management of excess cash. The loans have an amortized cost of $65 million. The impact to Investment income or gains (losses) as a result of this modification for the year ended December 31, 2024 was not material to the consolidated financial statements.
During 2023, the Company granted modification of interest rates on four commercial mortgage loans, but not to market terms and required management of excess cash. The loans have an amortized cost of $228 million which represents 1.5% of total commercial mortgage loans. Two of the four loans also have term extensions of 17 months to 4 years. The impact to Investment income or gains (losses) as a result of these modifications in 2023 was not material to the consolidated financial statements. For the accounting policy pertaining to our TDRs see Note 2 of the Notes to these Consolidated Financial Statements.
The above modifications are performing in accordance with their restructured terms.
Equity Securities
The breakdown of unrealized and realized gains and (losses) on equity securities was as follows:
Unrealized and Realized Gains (Losses) from Equity Securities

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$20	$31	$(109)
Net investment gains (losses) recognized on securities sold during the period	(3)	(8)	(36)
Unrealized and realized gains (losses) on equity securities	$17	$23	$(145)
Trading Securities
As of December 31, 2024 and 2023, respectively, the fair value of the Company’s trading securities was $809 million and $257 million. As of December 31, 2024 and 2023, respectively, trading securities included the General Account’s investment in Separate Accounts had carrying values of $63 million and $48 million.
The breakdown of net investment income (loss) from trading securities was as follows:
Net Investment Income (Loss) from Trading Securities

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net investment gains (losses) recognized during the period on securities held at the end of the period	$25	$19	$(35)
Net investment gains (losses) recognized on securities sold during the period	(2)	(5)	(6)
Unrealized and realized gains (losses) on trading securities	23	14	(41)
Interest and dividend income from trading securities	27	12	13
Net investment income (loss) from trading securities	$50	$26	$(28)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Net Investment Income (Loss)

The following table breaks out net investment income (loss) by asset category:

	Year Ended December 31, 2024
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$1,574	$1,012	$2,586
Mortgage loans on real estate	581	334	915
Other equity investments	169	23	192
Policy loans	191	14	205
Trading securities	50	—	50
Other investment income	(129)	34	(95)
Gross investment income (loss)	2,436	1,417	3,853
Investment expenses	(222)	(128)	(350)
Net investment income (loss)	$2,214	$1,289	$3,503

	Year Ended December 31, 2023
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$1,936	$828	$2,764
Mortgage loans on real estate	542	261	803
Other equity investments	125	(21)	104
Policy loans	188	11	199
Trading securities	26	—	26
Other investment income	8	22	30
Gross investment income (loss)	2,825	1,101	3,926
Investment expenses	(229)	(96)	(325)
Net investment income (loss)	$2,596	$1,005	$3,601

	Year Ended December 31, 2022
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$2,478	$—	$2,478
Mortgage loans on real estate	586	—	586
Other equity investments	74	—	74
Policy loans	203	—	203
Trading securities	(28)	—	(28)
Other investment income	57	—	57
Gross investment income (loss)	3,370	—	3,370
Investment expenses	(293)	—	(293)
Net investment income (loss)	$3,077	$—	$3,077

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
______________
(1)“NI Modco” represents modco arrangement on non-insulated Separate Accounts as part of the Reinsurance Treaty with Equitable America.
Investment Gains (Losses), Net
Investment gains (losses), net including changes in the valuation allowances and credit losses are as follows:

	Year Ended December 31, 2024
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$(29)	$(32)	$(61)
Mortgage loans on real estate	(38)	(32)	(70)
Other equity investments (1)	—	—	—
Other	6	—	6
Investment gains (losses), net	$(61)	$(64)	$(125)

	Year Ended December 31, 2023
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$(497)	$(155)	$(652)
Mortgage loans on real estate	(59)	(90)	(149)
Other equity investments	—	—	—
Other	1	—	1
Investment gains (losses), net	$(555)	$(245)	$(800)

	Year Ended December 31, 2022
	Excluding (1) Funds Withheld and NI Modco	Funds Withheld and NI Modco	Total
	(in millions)
Fixed maturities	$(885)	$—	$(885)
Mortgage loans on real estate	(66)	—	(66)
Other equity investments	—	—	—
Other	(11)	—	(11)
Investment gains (losses), net	$(962)	$—	$(962)
_____________
(1)“NI Modco” represents modco arrangement on non-insulated Separate Accounts as part of the Reinsurance Treaty with Equitable America.
For the years ended December 31, 2024, 2023 and 2022, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $2 million, $1 million and $1 million.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
4)    DERIVATIVES
The Company uses derivatives as part of its overall asset/liability risk management primarily to reduce exposures to equity market and interest rate risks. Derivative hedging strategies are designed to reduce these risks from an economic perspective and are all executed within the framework of a “Derivative Use Plan” approved by applicable states’ insurance law. Derivatives are generally not accounted for using hedge accounting, with the exception of TIPS and cash flow hedges, which are discussed further below. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, fund performance, market volatility and interest rates. A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, bond and bond-index total return swaps, swaptions, variance swaps and equity options, credit and foreign exchange derivatives, as well as bond and repo transactions to support the hedging. The derivative contracts are collectively managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in capital markets. In addition, as part of its hedging strategy, the Company targets an asset level for all variable annuity products at or above a CTE98 level under most economic scenarios (CTE is a statistical measure of tail risk which quantifies the total asset requirement (“TAR”) to sustain a loss if an event outside a given probability level has occurred. CTE98 denotes the financial resources a company would need to cover the average of the worst 2% of scenarios.)
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
Derivatives Used for General Account Investment Portfolio
The Company purchased credit default swaps to mitigate its exposure to a reference entity through cash positions. These positions do not replicate credit spreads.
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
Derivatives Utilized to Hedge Exposure to Foreign Currency Denominated Cash Flows
The Company purchases private placement debt securities and issues funding agreements in the Funding Agreement
Backed Notes (“FABN”) program in currencies other than its functional U.S. dollar currency. The Company enters into cross currency swaps with external counterparties to hedge the exposure of the foreign currency denominated cash flows of these instruments. The foreign currency received from or paid to the cross currency swap counterparty is exchanged for fixed U.S. dollar amounts with improved net investment yields or net product costs over equivalent U.S. dollar denominated instruments issued at that time. The transactions are accounted for as cash flow hedges when they are designated in hedging relationships and qualify for hedge accounting.
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
The following table presents the gross notional amount and fair value of the Company’s derivatives:
Derivative Instruments by Category

	December 31, 2024
			Fair Value
	Notional Amount	Notional Amount- FWH and NI Modco	Derivative Assets	Derivative Assets - FWH and NI Modco	Derivative Liabilities	Derivative Liabilities - FWH and NI Modco	Net Derivatives
	(in millions)
Derivatives: designated for hedge accounting (1)
Cash flow hedges:
Currency swaps	$2,574	$—	$101	$—	$94	$—	$7
Interest swaps	952	—	—	—	306	—	(306)
Total: designated for hedge accounting	3,526	—	101	—	400	—	(299)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	December 31, 2024
			Fair Value
	Notional Amount	Notional Amount- FWH and NI Modco	Derivative Assets	Derivative Assets - FWH and NI Modco	Derivative Liabilities	Derivative Liabilities - FWH and NI Modco	Net Derivatives
	(in millions)
Derivatives: not designated for hedge accounting (1)
Equity contracts:
Futures	5,500	3,838	—	—	—	—	—
Swaps	1,837	14,210	3	59	5	—	57
Options	10,892	45,863	3,691	12,929	842	2,581	13,197
Interest rate contracts:
Futures	1,679	6,137	—	—	—	—	—
Swaps	340	314	—	—	29	12	(41)
Credit contracts:
Credit default swaps	75	—	—	—	1	—	(1)
Currency contracts:
Currency swaps	828	—	26	—	—	—	26
Other freestanding contracts:
Margin	—	—	276	210	—	—	486
Collateral	—	—	132	—	13,737	—	(13,605)
Total: Not designated for hedge accounting	21,151	70,362	4,128	13,198	14,614	2,593	119

Embedded derivatives:
SCS, SIO, MSO and IUL indexed features (2) (5)	—	—	9,322	—	12,605	—	(3,283)
Funds withheld payable (3)	—	—	—	—	150	—	(150)
Modco payable (4)	—	—	(345)	—	—	—	(345)
Total embedded derivatives	—	—	8,977	—	12,755	—	(3,778)

Total derivative instruments	$24,677	$70,362	$13,206	$13,198	$27,769	$2,593	$(3,958)
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
The following table presents the effects of derivative instruments on the consolidated statements of income (loss) and comprehensive income (loss):

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2024					Year Ended December 31, 2023
	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivative instruments:
Derivatives: designated for hedge accounting
Cash flow hedges:
Currency swaps	$2	$—	$15	$(49)	$56	$(4)	$—	$13	$(23)	$(12)
Interest swaps	—	—	(11)	—	32	(18)	—	58	—	(40)
Total: designated for hedge accounting	2	—	4	(49)	88	(22)	—	71	(23)	(52)
Derivatives: not designated for hedge accounting
Equity contracts:
Futures	173	(222)	—	—	—	(32)	(266)	—	—	—
Swaps	(193)	(1,630)	—	—	—	(797)	(1,187)	—	—	—
Options	1,082	4,326	—	—	—	2,117	3,321	—	—	—
Interest rate contracts:
Futures	(67)	72	—	—	—	(9)	56	—	—	—
Swaps	(61)	(262)	—	—	—	(8)	20	—	—	—
Swaptions	—	—	—	—	—	—	—	—	—	—
Credit contracts:
Credit default swaps	—	—	—	—	—	(1)	—	—	—	—
Currency contracts:
Currency swaps	29	—	—	—	—	(23)	—	—	—	—
Currency forwards	—	—	—	—	—	—	—	—	—	—
Other contracts:
Margin	—	—	—	—	—	—	—	—	—	—
Collateral	—	—	—	—	—	—	—	—	—	—
Total: not designated for hedge accounting	963	2,284	—	—	—	1,247	1,944	—	—	—

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2024					Year Ended December 31, 2023
	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI	Net Derivatives Gains (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Embedded derivatives:
SCS, SIO, MSO and IUL indexed features	(1,416)	—	—	—	—	(2,357)	—	—	—	—
Funds withheld payable	1,320	—	—	—	—	858	—	—	—	—
Modco payable	(4,801)	—	—	—	—	(4,067)	—	—	—	—
Total embedded derivatives	(4,897)	—	—	—	—	(5,566)	—	—	—	—

Total derivatives	$(3,932)	$2,284	$4	$(49)	$88	$(4,341)	$1,944	$71	$(23)	$(52)
______________
(1)    Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    Investment fees of $19 million and $18 million for the years ended December 31, 2024 and 2023, respectively, are reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
	Net Derivatives Gain (Losses) (1) (2)	Net-FWH and NI modco Derivatives Gains (Losses)	Net Investment Income	Interest Credited To Policyholders Account Balances	AOCI
	(in millions)
Derivatives: Designated for hedge accounting
Cash flow hedges:
Currency Swaps	$19	$—	$7	$(4)	$24
Interest Swaps	(86)	—	—	—	206
Total: Designated for hedge accounting	(67)		7	(4)	230
Derivatives: Not designated for hedge accounting
Equity contracts:
Futures	349	—	—	—	—
Swaps	2,626	—	—	—	—
Options	(2,752)	—	—	—	—
Interest rate contracts:
Futures	(1,645)	—	—	—	—
Swaps	(492)	—	—	—	—
Credit contracts:
Credit default swaps	8	—	—	—	—
Currency contracts:
Currency swaps	10	—	—	—	—
Currency forwards	—	—	—	—	—
Other contracts:
Margin	—	—	—	—	—
Collateral	—	—	—	—	—
Total: Not designated for hedge accounting	(1,896)	—	—	—	—

Embedded Derivatives:
SCS, SIO, MSO and IUL indexed features	2,857	—	—	—	—
Funds withheld payable	—	—	—	—	—
Modco payable	—	—	—	—	—
Total Embedded Derivatives	2,857	—	—	—	—

Total derivatives instruments	$894	$—	$7	$(4)	$230
______________
(1)    Reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)    Investment fees of $16 million for the year ended December 31, 2022, are reported in net derivative gains (losses) in the consolidated statements of income (loss).

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following table presents a roll-forward of cash flow hedges recognized in AOCI:
Roll-forward of Cash flow hedges in AOCI

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$(29)	$22	$(208)
Amount recorded in AOCI
Currency swaps	16	(23)	29
Interest swaps	5	(17)	102
Total amount recorded in AOCI	21	(40)	131
Amount reclassified (to) from income to AOCI
Currency swaps (1)	40	11	(5)
Interest swaps (1)	27	(22)	104
Total amount reclassified (to) from income to AOCI	67	(11)	99
Balance, end of period (2)	$59	$(29)	$22
______________
(1)    Currency swaps income is reported in net investment income in the consolidated statements of income (loss). Interest swaps income is reported in net derivative gains (losses) in the consolidated statements of income (loss).
(2)     The Company does not estimate the amount of the deferred losses in AOCI at years ended December 31, 2024, 2023 and 2022 which will be released and reclassified into net income (loss) over the next 12 months as the amounts cannot be reasonably estimated.
Equity-Based and Treasury Futures Contracts Margin
All outstanding equity-based and treasury futures contracts as of December 31, 2024 and 2023 are exchange-traded and net settled daily in cash. As of December 31, 2024 and 2023, respectively, the Company had open exchange-traded futures positions on: (i) the S&P 500, Nasdaq, Russell 2000 and Emerging Market indices, having initial margin requirements of $447 million and $248 million, (ii) the 2-year, 5-year and 10-year U.S. Treasury Notes on U.S. Treasury bonds and ultra-long bonds, having initial margin requirements of $45 million and $100 million, and (iii) the Euro Stoxx, FTSE 100, Topix, ASX 200 and EAFE indices as well as corresponding currency futures on the Euro/U.S. dollar, Pound/U.S. dollar, Australian dollar/U.S. dollar, and Yen/U.S. dollar, having initial margin requirements of $11 million and $14 million.
Collateral Arrangements
The Company generally has executed a CSA under the ISDA Master Agreement it maintains with each of its OTC derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities, U.S. government and government agency securities and investment grade corporate bonds. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed. As of December 31, 2024 and 2023, respectively, the Company held $13.7 billion and $8.3 billion in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. The unrestricted cash collateral is reported in other invested assets. The Company posted collateral of $132 million and $75 million as of December 31, 2024 and 2023, respectively, in the normal operation of its collateral arrangements. The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
As of December 31, 2024 and 2023 there were no net liability derivative positions with counterparties with credit risk-related contingent features whose credit rating has fallen. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.
The following tables presents information about the Company’s offsetting of financial assets and liabilities and derivative instruments:
Offsetting of Financial Assets and Liabilities and Derivative Instruments
As of December 31, 2024

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$17,427	$11,503	$5,924	$(5,432)	$492
Secured lending	117	—	117	—	117
Other financial assets	1,409	—	1,409	—	1,409
Other invested assets	$18,953	$11,503	$7,450	$(5,432)	$2,018

Liabilities:
Derivative liabilities	$12,176	$11,503	$673	$—	$673
Secured lending	117	—	117	—	117
Other financial liabilities	2,015	—	2,015	—	2,015
Other liabilities	$14,308	$11,503	$2,805	$—	$2,805
______________
(1)Financial instruments sent (held).
As of December 31, 2023

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Gross Amount not Offset in the Balance Sheets (1)	Net Amount
	(in millions)
Assets:
Derivative assets	$12,495	$8,326	$4,169	$(3,076)	$1,093
Secured lending	93	—	93	—	93
Other financial assets	1,690	—	1,690	—	1,690
Other invested assets	$14,278	$8,326	$5,952	$(3,076)	$2,876

Liabilities:
Derivative liabilities	$8,359	$8,326	$33	$—	$33
Secured lending	93	—	93	—	93
Other financial liabilities	2,370	—	2,370	—	2,370
Other liabilities	$10,822	$8,326	$2,496	$—	$2,496
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
Summarized financial information for the Company’s Closed Block is as follows:

	December 31, 2024	December 31, 2023
	(in millions)
Closed Block Liabilities:
Future policy benefits, policyholders’ account balances and other	$5,213	$5,461
Other liabilities	62	57
Total Closed Block liabilities	5,275	5,518

Assets Designated to the Closed Block:
Fixed maturities AFS, at fair value (amortized cost of $2,888 and $2,945) (allowance for credit losses of $0 and $0)	2,746	2,800
Mortgage loans on real estate (net of allowance for credit losses of $21 and $13)	1,531	1,612
Policy loans	523	554
Cash and other invested assets	17	58
Other assets	130	150
Total assets designated to the Closed Block	4,947	5,174

Excess of Closed Block liabilities over assets designated to the Closed Block	328	344
Amounts included in AOCI:
Net unrealized investment gains (losses), net of policyholders’ dividend obligation: $0 and $0; and net of income tax: $30 and $31	(112)	(115)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$216	$229

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The Company’s Closed Block revenues and expenses were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Revenues:
Premiums and other income	$109	$115	$125
Net investment income (loss)	204	209	221
Investment gains (losses), net	(9)	(8)	(3)
Total revenues	304	316	343

Benefits and Other Deductions:
Policyholders’ benefits and dividends	286	309	330
Other operating costs and expenses	2	—	2
Total benefits and other deductions	288	309	332
Net income (loss), before income taxes	16	7	11
Income tax (expense) benefit	(3)	(2)	3
Net income (loss)	$13	$5	$14
6)     DAC AND OTHER DEFERRED ASSETS/LIABILITIES
The following table presents a reconciliation of DAC to the consolidated balance sheets:

	December 31,
	2024	2023
	(in millions)
Term	$314	$338
UL	26	22
VUL	251	182
GMxB Core	1,386	1,483
EQUI-VEST Individual	143	150
Investment Edge	155	150
SCS	1,284	1,282
GMxB Legacy	199	208
EQUI-VEST Group	716	723
Momentum	83	82
Closed Block	107	117
Other	21	22
Total	$4,685	$4,759
Annually, or as circumstances warrant, the Company reviews the associated decrements assumptions (i.e., mortality and lapse) based on our multi-year average of companies experience with actuarial judgements to reflect other observable industry trends. In addition to DAC, the unearned revenue liability and SIA use similar techniques and quarterly update processes for balance amortization.
During the third quarter of 2024, 2023 and 2022, the Company completed its annual assumption update and the impact to the current period amortization of DAC and DAC like balances due to the new assumptions is immaterial. There were no other material changes to the inputs, judgements or calculation processes used in the DAC calculation this period or year.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Changes in the DAC asset were as follows:

	Year Ended December 31, 2024
	Term	UL	VUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB (1)	Total
	(in millions)
Balance, beginning of period	$338	$22	$182	$1,483	$150	$150	$1,282	$208	$723	$82	$117	$4,737
Capitalization (2)	13	6	81	61	11	26	233	24	61	11	—	527
Amortization (3)	(37)	(2)	(12)	(138)	(12)	(15)	(217)	(25)	(45)	(10)	(10)	(523)
Recovery of acquisition cost (4)	—	—	—	(20)	(6)	(6)	(14)	(8)	(23)	—	—	(77)
Balance, end of period	$314	$26	$251	$1,386	$143	$155	$1,284	$199	$716	$83	$107	$4,664
______________
(1)“CB” defined as Closed Block.
(2)DAC capitalization of $1 million related to Other not reflected in table above.
(3)DAC amortization of $2 million related to Other not reflected in table above.
(4)Related to the Internal Reinsurance Transaction and is recorded in other income.

	Year Ended December 31, 2023
	Term	UL	VUL	GMxB Core	EI	IE	SCS	GMxB Legacy	EG	Momentum	CB	Total
	(in millions)
Balance, beginning of period	$362	$20	$112	$1,585	$156	$147	$1,266	$213	$711	$89	$127	$4,788
Capitalization	15	3	78	52	11	21	223	26	73	10	—	512
Amortization (1)	(39)	(1)	(8)	(138)	(12)	(14)	(194)	(24)	(42)	(17)	(10)	(499)
Recovery of acquisition cost (2)	—	—	—	(16)	(5)	(4)	(13)	(7)	(19)	—	—	(64)
Balance, end of period	$338	$22	$182	$1,483	$150	$150	$1,282	$208	$723	$82	$117	$4,737
______________
(1)     DAC amortization of $4 million related to Other not reflected in table above.
(2)     Related to the Internal Reinsurance Transaction and is recorded in other income.

Changes in the sales inducement assets were as follows:

	Year Ended December 31,
	2024		2023
	GMxB Core	GMxB Legacy	GMxB Core	GMxB Legacy
	(in millions)
Balance, beginning of period	$126	$179	$137	$200
Capitalization	1	—	1	—
Amortization	(13)	(19)	(12)	(21)
Balance, end of period	$114	$160	$126	$179

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Changes in the unearned revenue liability were as follows:

	Year Ended December 31,
	2024		2023
	UL	VUL	UL	VUL
	(in millions)
Balance, beginning of period	$105	$551	$95	$525
Capitalization	15	72	18	61
Amortization	(8)	(36)	(6)	(35)
Recovery of unearned revenue	(2)	—	(2)	—
Balance, end of period	$110	$587	$105	$551

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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements are required on a non-recurring basis for certain assets only when an impairment or other events occur. As of December 31, 2024 and 2023, no assets or liabilities were required to be measured at fair value on a non-recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below.
Fair Value Measurements as of December 31, 2024

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$34,594	$2,051	$36,645
U.S. Treasury, government and agency	—	4,218	—	4,218
States and political subdivisions	—	312	—	312
Foreign governments	—	506	—	506
Residential mortgage-backed (2)	—	1,715	—	1,715
Asset-backed (3)	—	7,470	10	7,480
Commercial mortgage-backed	—	3,136	6	3,142
Redeemable preferred stock	—	59	—	59
Total fixed maturities, AFS	—	52,010	2,067	54,077
Other equity investments	140	245	52	437
Trading securities	243	566	—	809
Other invested assets:
Short-term investments	—	30	—	30
Assets of consolidated VIEs/VOEs	—	—	3	3
Swaps	—	(258)	—	(258)
Credit default swaps	—	(1)	—	(1)
Options	—	13,198	—	13,198
Total other invested assets	—	12,969	3	12,972
Cash equivalents	1,155	45	—	1,200
Purchased market risk benefits	—	—	13,033	13,033
Assets for market risk benefits	—	—	781	781
Separate Accounts assets (4)	122,818	2,483	—	125,301
Modco payable (5)	—	—	(345)	(345)
SCS, SIO, MSO and IUL indexed features’ asset	—	9,322	—	9,322
Total Assets	$124,356	$77,640	$15,591	$217,587

Liabilities:
SCS, SIO, MSO and IUL indexed features’ liability (6)	$—	$12,605	$—	$12,605
Liabilities for market risk benefits	—	—	11,791	11,791
Funds withheld payable (7)	—	—	150	150
Total Liabilities	$—	$12,605	$11,941	$24,546
______________
(1)Corporate fixed maturities includes both public and private issues.
(2)Includes publicly traded agency pass-through securities and collateralized obligations.
(3)Includes credit-tranched securities collateralized by sub-prime mortgages, credit risk transfer securities and other asset types.
(4)Separate Accounts assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate. As of December 31, 2024 the fair value of such investments was $320 million.
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
	(in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate (1)	$—	$35,197	$2,070	$37,267
U.S. Treasury, government and agency	—	4,539	—	4,539
States and political subdivisions	—	443	27	470
Foreign governments	—	581	—	581
Residential mortgage-backed (2)	—	1,344	—	1,344
Asset-backed (3)	—	7,981	24	8,005
Commercial mortgage-backed	—	2,894	6	2,900
Redeemable preferred stock	—	59	—	59
Total fixed maturities, AFS	—	53,038	2,127	55,165
Other equity investments	150	445	54	649
Trading securities	207	50	—	257
Other invested assets:
Short-term investments	—	414	—	414
Assets of consolidated VIEs/VOEs	—	—	3	3
Swaps	—	(180)	—	(180)
Credit default swaps	—	(2)	—	(2)
Options	—	9,117	—	9,117
Total other invested assets	—	9,349	3	9,352
Cash equivalents	1,917	616	—	2,533
Purchased market risk benefits	—	—	16,729	16,729
Assets for market risk benefits	—	—	574	574
Separate Accounts assets (4)	118,353	2,617	—	120,970
Modco payable (5)	—	—	(411)	(411)
SCS, SIO, MSO and IUL indexed features’ asset	—	7,140	—	7,140
Total Assets	$120,627	$73,255	$19,076	$212,958

Liabilities:
SCS, SIO, MSO and IUL indexed features’ liability (6)	$—	$9,081	$—	$9,081
Liabilities for market risk benefits	—	—	14,570	14,570
Funds withheld payable (7)	—	—	100	100
Total Liabilities	$—	$9,081	$14,670	$23,751
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
After giving consideration to collateral arrangements, the Company reduced the fair value of its purchased MRB asset by $0.7 billion and $1.3 billion as of December 31, 2024 and 2023, respectively, to recognize incremental counterparty non-performance risk.
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
Transfers of Financial Instruments Between Levels 2 and 3
During the year ended December 31, 2024, fixed maturities with fair values of $109 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, fixed maturities with fair value of $27 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 4.7% of total consolidated equity as of December 31, 2024.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2024
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,070	$27	$24	$6
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	7	—	—	—
Investment gains (losses), net	(4)	—	—	—
Subtotal	3	—	—	—
Other comprehensive income (loss)	18	—	—	—
Purchases	548	—	—	—
Sales	(547)	—	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	27	—	—	—
Transfers out of Level 3 (1)	(68)	(27)	(14)	—
Balance, end of period	$2,051	$—	$10	$6
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$17	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2024 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

	Year Ended December 31, 2024
	Other Equity Investments (3)	Funds Withheld Payable	Modco Payable
	(in millions)
Balance, beginning of period	$57	$100	$(411)
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	1	—	—
Net derivative gains (losses)	—	—	—
Total realized and unrealized gains (losses)	1	—	—
Other comprehensive income (loss)	—	—	—
Purchases	—	—	—
Sales	(2)	—	—
Change in fair value of funds withheld assets	—	50	66
Other	—	—	—
Activity related to consolidated VIEs/VOEs	(1)	—	—
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Balance, end of period	$55	$150	$(345)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2024
	Other Equity Investments (3)	Funds Withheld Payable	Modco Payable
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$1	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2024, amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.
(3)Other Equity Investments include other invested assets.

	Year Ended December 31, 2023
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$2,103	$29	$—	$32
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	6	—	—	—
Investment gains (losses), net	(17)	—	—	—
Subtotal	(11)	—	—	—
Other comprehensive income (loss)	50	—	—	(1)
Purchases	514	—	24	2
Sales	(272)	(2)	—	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	11	—	—	—
Transfers out of Level 3 (1)	(325)	—	—	(27)
Balance, end of period	$2,070	$27	$24	$6
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$4	$—	$—	$(1)
______________
(1)Transfers into/out of the Level 3 classification are reflected at beginning-of-period fair values.
(2)For instruments held as of December 31, 2023 amounts are included in net investment income or net derivative gains (losses) in the consolidated statements of income (loss) or unrealized gains (losses) on investments in the consolidated statements of comprehensive income.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	Other Equity Investments (3)	Separate Accounts Assets	Funds Withheld Payable	Modco Payable
	(in millions)
Balance, beginning of period	$17	$1	$—	$—
Realized and unrealized gains (losses), included in Net income (loss) as:
Investment gains (losses), reported in net investment income	(2)	—	—	—
Net derivative gains (losses)	—	—	—	—
Total realized and unrealized gains (losses)	(2)	—	—	—
Other comprehensive income (loss)	—	—	—	—
Purchases	43	—	—	—
Sales	—	—	—	—
Change in fair value of funds withheld assets	—	—	100	(411)
Activity related to consolidated VIEs/VOEs	(1)	—	—	—
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	(1)	—	—
Balance, end of period	$57	$—	$100	$(411)
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$(2)	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2022
	Corporate	State and Political Subdivisions	Asset-backed	CMBS
	(in millions)
Balance, beginning of period	$1,493	$35	$8	$20
Total gains and (losses), realized and unrealized, included in:
Net income (loss) as:
Net investment income (loss)	5	—	—	—
Investment gains (losses), net	(5)	—	—	—
Subtotal	—	—	—	—
Other comprehensive income (loss)	(157)	(5)	—	(2)
Purchases	1,093	—	—	14
Sales	(379)	(1)	(2)	—
Activity related to consolidated VIEs/VOEs	—	—	—	—
Transfers into Level 3 (1)	168	—	—	—
Transfers out of Level 3 (1)	(115)	—	(6)	—
Balance, end of period	$2,103	$29	$—	$32
Change in unrealized gains or losses for the period included in earnings for instruments held at the end of the reporting period (2)	$—	$—	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive income for instruments held at the end of the reporting period (2)	$(154)	$(5)	$—	$(2)
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

Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2024

	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average (2)
	(Dollars in millions)
Assets:
Investments:
Fixed maturities, AFS:
Corporate	$332	Matrix pricing model	Spread over benchmark	70 bps - 220 bps	158 bps
	729	Market comparable companies	EBITDA multiples Discount rate Cash flow multiples Loan to value	4.7x - 36.5x 8.4% - 34.9% 1.8x - 11.8x 0.0% - 56.4%	13.0x 5.3% 6.0x 20.2%
Purchased MRB asset (1) (2) (4)	13,033	Discounted cash flow	Lapse rates Withdrawal rates GMIB utilization rates Non-performance risk Volatility rates - equity Mortality: Ages 0-40 Ages 41-60 Ages 61-115	0.24% - 36.18% 0.00% - 11.65% 0.04% - 100.00% 19 bps - 93 bps 12% - 29% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 41.20%	3.07% 0.47% 5.75% 28 bps 23% 3.17% (same for all ages) (same for all ages)
Liabilities: (5)
Direct MRB (1) (2) (3) (4)	$11,010	Discounted cash flow	Non-performance risk Lapse rates Withdrawal rates Annuitization Mortality (1): Ages 0-40 Ages 41-60 Ages 61-115	94 bps 0.24% - 36.18% 0.00% - 11.65% 0.04% - 100.00% 0.01% - 0.17% 0.06% - 0.52% 0.32% - 41.20%	94 bps 3.48% 0.57% 5.27% 3.08% (same for all ages) (same for all ages)
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
(3)MRB liabilities are shown net of MRB assets. Net amount is made up of $11.8 billion of MRB liabilities and $781 million of MRB assets.
(4)Includes Legacy and Core products.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Excluded from the tables above as of December 31, 2024 and 2023, respectively, are approximately $1.1 billion and $873 million of Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not readily available. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company reporting significantly higher or lower fair value measurements for these Level 3 investments.

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
•Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above as of December 31, 2024 and 2023, there were no Level 3 securities that were determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.
•Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit risk transfer securities, and equipment financings. Included in the tables above as of December 31, 2024 and 2023, there were no securities that were determined by the application of matrix-pricing for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would have resulted in significantly lower (higher) fair value measurements.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Carrying Values and Fair Values for Financial Instruments Not Otherwise Disclosed

	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2024:
Mortgage loans on real estate	$18,298	$—	$—	$16,796	$16,796
Policy loans	$3,827	$—	$—	$4,033	$4,033
Loans to affiliates	$1,900	$—	$1,770	$—	$1,770
Policyholders’ liabilities: Investment contracts	$1,944	$—	$—	$1,896	$1,896
Funds withheld payable	$9,652	$—	$—	$9,652	$9,652
Modco payable (1)	$30,383	$—	$—	$30,383	$30,383
FHLB funding agreements	$7,167	$—	$7,113	$—	$7,113
FABN funding agreements	$5,725	$—	$5,481	$—	$5,481
Funding agreement-backed commercial paper (FABCP)	$74	$—	$75	$—	$75
Separate Accounts liabilities	$11,213	$—	$—	$11,213	$11,213

December 31, 2023:
Mortgage loans on real estate	$17,877	$—	$—	$16,174	$16,174
Policy loans	$3,667	$—	$—	$3,961	$3,961
Loans to affiliates	$1,900	$—	$1,790	$—	$1,790
Policyholders’ liabilities: Investment contracts	$1,554	$—	$—	$1,526	$1,526
Funds withheld payable	$10,503	$—	$—	$10,503	$10,503
Modco payable	$29,912	$—	$—	$29,912	$29,912
FHLB funding agreements	$7,618	$—	$7,567	$—	$7,567
FABN funding agreements	$6,267	$—	$5,840	$—	$5,840
Funding agreement-backed commercial paper (FABCP)	$939	$—	$948	$—	$948
Separate Accounts liabilities	$10,343	$—	$—	$10,343	$10,343
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
8)    LIABILITIES FOR FUTURE POLICYHOLDER BENEFITS
The following table reconciles the net liability for future policy benefits and liability of death benefits to the liability for future policy benefits in the consolidated balance sheets:

	December 31,
	2024	2023
	(in millions)
Reconciliation
Term	$1,279	$1,341
Payout	5,050	4,464
Group Pension - Benefit Reserve & DPL	460	490
Health	1,362	1,505
UL	1,287	1,220
Subtotal	9,438	9,020
Whole Life Closed Block and Open Block products	5,204	5,463
Other (1)	582	657
Future policyholder benefits total	15,224	15,140
Other policyholder funds and dividends payable	1,429	1,433
Total	$16,653	$16,573
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

The following table summarizes balances and changes in the liability for future policy benefits for nonparticipating traditional and limited pay contracts:

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Term	Payout	Group Pension	Health	Term	Payout	Group Pension	Health
	(in millions)
Present Value of Expected Net Premiums

Balance, beginning of period	$2,125	$—	$—	$(21)	$2,090	$—	$—	$(6)
Beginning balance at original discount rate	2,051	—	—	(22)	2,069	—	—	(6)
Effect of changes in cash flow assumptions	21	—	—	(3)	47	—	—	(6)
Effect of actual variances from expected experience	(82)	—	—	(5)	(36)	—	—	(12)
Adjusted beginning of period balance	1,990	—	—	(30)	2,080	—	—	(24)
Issuances	53	—	—	—	64	—	—	—
Interest accrual	96	—	—	(1)	100	—	—	(1)
Net premiums collected	(186)	—	—	5	(194)	—	—	3
Ending Balance at original discount rate	1,953	—	—	(26)	2,051	—	—	(22)
Effect of changes in discount rate assumptions	(28)	—	—	1	74	—	—	1
Balance, end of period	$1,925	$—	$—	$(25)	$2,125	$—	$—	$(21)

Present Value of Expected Future Policy Benefits

Balance, beginning of period	$3,466	$4,464	$490	$1,484	$3,449	$3,517	$523	$1,554
Beginning balance of original discount rate	3,317	4,680	536	1,672	3,376	3,869	583	1,795
Effect of changes in cash flow assumptions	39	—	—	—	59	—	—	(6)
Effect of actual variances from expected experience	(102)	(2)	2	(11)	(43)	(4)	—	(22)
Adjusted beginning of period balance	3,254	4,678	538	1,661	3,392	3,865	583	1,767
Issuances	56	994	20	—	70	1,044	—	—
Interest accrual	162	174	18	54	166	127	19	57
Benefits payments	(269)	(456)	(62)	(160)	(311)	(356)	(66)	(152)
Ending balance at original discount rate	3,203	5,390	514	1,555	3,317	4,680	536	1,672
Effect of changes in discount rate assumptions	1	(340)	(54)	(218)	149	(216)	(46)	(188)
Balance, end of period	$3,204	$5,050	$460	$1,337	$3,466	$4,464	$490	$1,484

Net liability for future policy benefits	$1,279	$5,050	$460	$1,362	$1,341	$4,464	$490	$1,505
Less: Reinsurance recoverable	(217)	(2,151)	—	(1,070)	(210)	(1,337)	—	(1,191)
Net liability for future policy benefits, after reinsurance recoverable	$1,062	$2,899	$460	$292	$1,131	$3,127	$490	$314

Weighted-average duration of liability for future policyholder benefits (years)	6.7	7.7	6.9	8.4	7.0	8.0	7.1	8.7

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses related to nonparticipating traditional and limited payment contracts:

	December 31,
	2024	2023
	(in millions)
Term
Expected future benefit payments and expenses (undiscounted)	$5,597	$5,860
Expected future gross premiums (undiscounted)	6,577	6,956
Expected future benefit payments and expenses (discounted)	3,204	3,466
Expected future gross premiums (discounted)	3,492	3,862

Payout
Expected future benefit payments and expenses (undiscounted)	7,686	6,630
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	4,938	4,350
Expected future gross premiums (discounted)	—	—

Group Pension
Expected future benefit payments and expenses (undiscounted)	630	668
Expected future gross premiums (undiscounted)	—	—
Expected future benefit payments and expenses (discounted)	436	471
Expected future gross premiums (discounted)	—	—

Health
Expected future benefit payments and expenses (undiscounted)	2,139	2,318
Expected future gross premiums (undiscounted)	70	85
Expected future benefit payments and expenses (discounted)	1,323	1,468
Expected future gross premiums (discounted)	$55	$68
The table below summarizes the revenue and interest related to nonparticipating traditional and limited payment contracts:

	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
	Gross Premium			Interest Accretion
	(in millions)
Revenue and Interest Accretion
Term	$334	$349	$229	$66	$67	$70
Payout	271	266	122	207	149	$103
Group Pension	—	—	—	18	19	21
Health	12	15	9	54	58	61
Total	$617	$630	$360	$345	$293	$255

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following table provides the weighted average interest rates for the liability for future policy benefits:

	December 31,
	2024	2023

Weighted Average Interest Rate
Term
Interest accretion rate	5.6%	5.6%
Current discount rate	5.2%	4.8%
Payout
Interest accretion rate	4.4%	4.2%
Current discount rate	5.3%	4.9%
Group Pension
Interest accretion rate	3.4%	3.3%
Current discount rate	5.2%	4.8%
Health
Interest accretion rate	3.4%	3.4%
Current discount rate	5.4%	4.9%

The following table provides the balance, changes in and the weighted average durations of the additional insurance liabilities:

	Year Ended December 31,
	2024	2023
	UL
	(in millions)
Balance, beginning of period	$1,220	$1,120
Beginning balance before AOCI adjustments	1,230	1,135
Effect of changes in interest rate and cash flow assumptions and model changes	17	21
Effect of actual variances from expected experience	2	10
Adjusted beginning of period balance	1,249	1,166
Interest accrual	56	52
Net assessments collected	70	69
Benefit payments	(73)	(57)
Ending balance before shadow reserve adjustments	1,302	1,230
Effect of reserve adjustment recorded in AOCI	(15)	(10)
Balance, end of period	$1,287	$1,220

Net liability for additional liability	$1,287	$1,220
Less: Reinsurance recoverable	(985)	(946)
Net liability for additional liability, after reinsurance recoverable	$302	$274

Weighted-average duration of additional liability - death benefit (years)	19.4	19.9

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following tables provide the revenue, interest and weighted average interest rates, related to the additional insurance liabilities:

	Year Ended December 31,
	2024	2023	2022	2024	2023	2022
	Assessments			Interest Accretion
	(in millions)
Revenue and Interest Accretion
UL	$663	$670	$666	$56	$51	$49
Total	$663	$670	$666	$56	$51	$49

	Year Ended December 31,
	2024	2023	2021

Weighted Average Interest Rate
UL	4.5%	4.5%	4.5%
Interest accretion rate	4.5%	4.5%	4.5%

9)    MARKET RISK BENEFITS

	Year Ended December 31, 2024
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy (4)	Net GMxB Legacy
	(in millions)
Balance, beginning of period	$578	$(1,180)	$(602)	$13,410	$(15,519)	$(2,109)
Beginning balance before changes in the instrument specific credit risk	324	(1,266)	(942)	13,020	(15,543)	(2,523)
Model changes and effect of changes in cash flow assumptions	93	(72)	21	(70)	21	(49)
Actual market movement effect	(254)	238	(16)	(1,202)	1,200	(2)
Interest accrual	59	(17)	42	586	(616)	(30)
Attributed fees accrued (1)	386	(345)	41	802	(585)	217
Benefit payments	(41)	41	—	(1,218)	1,190	(28)
Actual policyholder behavior different from expected behavior	21	3	24	(36)	28	(8)
Changes in future economic assumptions	(365)	371	6	(2,147)	2,138	(9)
Issuances (2)	—	1	1	—	—	—
Ending balance before changes in the instrument-specific credit risk	223	(1,046)	(823)	9,735	(12,167)	(2,432)
Changes in the instrument-specific credit risk (3)	312	102	414	773	74	847
Balance, end of period	$535	$(944)	$(409)	$10,508	$(12,093)	$(1,585)

Weighted-average age of policyholders (years)	65.5	65.9	N/A	73.7	74.0	N/A
Net amount at risk	$2,865	$2,843	N/A	$19,041	$18,738	N/A
______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Issuances are from a non-affiliated recapture of reinsurance.
(3)Changes are recorded in OCI.
(4)Purchased MRB is the impact of non-affiliated reinsurance and affiliated reinsurance with Equitable America.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31, 2023
	GMxB Core	Purchased MRB Core	Net GMxB Core	GMxB Legacy	Purchased MRB Legacy (3)	Net GMxB Legacy
	(in millions)
Balance, beginning of period	$539	$—	$539	$14,699	$(10,492)	$4,207
Beginning balance before changes in the instrument specific credit risk	538	—	538	15,314	(10,438)	4,876
Model changes and effect of changes in cash flow assumptions	5	(42)	(37)	(19)	(16)	(35)
Actual market movement effect	(466)	229	(237)	(1,847)	1,463	(384)
Interest accrual	72	(25)	47	770	(761)	9
Attributed fees accrued (1)	397	(273)	124	843	(538)	305
Benefit payments	(47)	34	(13)	(1,354)	1,175	(179)
Actual policyholder behavior different from expected behavior	16	(13)	3	(14)	(12)	(26)
Changes in future economic assumptions	(191)	118	(73)	(673)	426	(247)
Issuances	—	(1,294)	(1,294)	—	(6,842)	(6,842)
Ending balance before changes in the instrument-specific credit risk	324	(1,266)	(942)	13,020	(15,543)	(2,523)
Changes in the instrument-specific credit risk (2)	254	86	340	390	24	414
Balance, end of period	$578	$(1,180)	$(602)	$13,410	$(15,519)	$(2,109)

Weighted-average age of policyholders (years)	64.5	64.9	N/A	73.0	73.3	N/A
Net amount at risk (4)	$2,991	$2,933	N/A	$21,136	$20,737	N/A
______________
(1)Attributed fees accrued represents the portion of the fees needed to fund future GMxB claims.
(2)Changes are recorded in OCI.
(3)Purchased MRB is the impact of non-affiliated reinsurance.
(4)GMxB legacy and Purchased MRB prior period amounts have been revised for errors deemed immaterial to previously issued financial statements.

	Year Ended December 31, 2022
	GMxB Core	GMxB Legacy	Purchased MRB Legacy (3)	Net Legacy
	(in millions)
Balance, beginning of period	$1,061	$20,236	$(14,293)	$5,943
Beginning balance before changes in the instrument specific credit risk	666	19,719	(14,287)	5,432
Model changes and effect of changes in cash flow assumptions	(5)	317	(137)	180
Actual market movement effect	1,060	3,402	(1,278)	2,124
Interest accrual	37	731	(493)	238
Attributed fees accrued (1)	395	882	(298)	584
Benefit payments	(36)	(1,179)	669	(510)
Actual policyholder behavior different from expected behavior	19	142	(103)	39
Changes in future economic assumptions	(1,596)	(8,700)	5,489	(3,211)
Issuances	(2)	—	—	—
Ending balance before changes in the instrument-specific credit risk	538	15,314	(10,438)	4,876
Changes in the instrument-specific credit risk (2)	1	(615)	(54)	(669)
Balance, end of period	$539	$14,699	$(10,492)	$4,207

Weighted-average age of policyholders (years)	63.6	72.6	72.1	N/A
Net amount at risk (4)	$3,517	$22,631	$11,755	N/A
_______________

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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

The following table reconciles market risk benefits by the amounts in an asset position and amounts in a liability position to the market risk benefit amounts in the consolidated balance sheets:

	December 31, 2024					December 31, 2023
	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total	MRB Asset	MRB Liability	Net MRB	Purchased MRB	Total
	(in millions)
GMxB Core	$(467)	$1,002	$535	$(944)	$(409)	$(410)	$988	$578	$(1,180)	$(602)
GMxB Legacy	(230)	10,738	10,508	(12,093)	(1,585)	(103)	13,513	13,410	(15,519)	(2,109)
Other	(84)	51	(33)	4	(29)	(61)	69	8	(30)	(22)
Total	$(781)	$11,791	$11,010	$(13,033)	$(2,023)	$(574)	$14,570	$13,996	$(16,729)	$(2,733)
10)     POLICYHOLDER ACCOUNT BALANCES
The following table reconciles the policyholders account balances to the policyholders’ account balance liability in the consolidated balance sheets:

	December 31,
	2024	2023
	(in millions)
Policyholders’ account balance reconciliation
UL	$5,065	$5,202
VUL	4,258	4,145
GMxB Legacy	226	293
GMxB Core	(24)	(5)
SCS	44,072	40,649
EQUI-VEST Individual	2,037	2,322
EQUI-VEST Group	11,118	11,563
Momentum	527	608
Other (1)	3,914	3,320
Balance (exclusive of Funding Agreements)	71,193	68,097
Funding Agreements	13,013	14,893
Balance, end of period	$84,206	$82,990
_______________
(1) Primarily reflects products, IR Payout, IR Other, Investment Edge, Association, Indexed Universal Life, Group Pension and Closed Block.
The following tables summarize the balances and changes in policyholder’s account balances:

	Year Ended December 31, 2024
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,202	$4,145	$293	$(5)	$40,649	$2,322	$11,563	$608
Issuances	—	—	—	—	—	—	—	—
Premiums received	647	99	4	43	12	37	591	67
Policy charges	(712)	(222)	14	10	(10)	—	(5)	—
Surrenders and withdrawals	(79)	(28)	(86)	(35)	(3,889)	(347)	(1,603)	(148)
Benefit payments	(213)	(63)	(17)	(2)	(271)	(54)	(74)	(2)
Net transfers from (to) separate account	—	140	4	(40)	1,726	15	309	(11)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Interest credited (2)	220	187	14	5	5,855	64	337	13
Other	—	—	—	—	—	—	—	—
Balance, end of period	$5,065	$4,258	$226	$(24)	$44,072	$2,037	$11,118	$527

Weighted-average crediting rate	3.82%	3.72%	2.74%	1.38%	N/A	2.98%	2.69%	2.48%
Net amount at risk (3)	$33,324	$82,552	$19,041	$2,865	$—	$101	$9	$—
Cash surrender value	$3,368	$2,607	$489	$187	$41,262	$2,030	$11,071	$528

	Year Ended December 31, 2023
	Universal Life	Variable Universal Life	GMxB Legacy	GMxB Core	SCS (1)	EQUI-VEST Individual	EQUI-VEST Group	Momentum
	(Dollars in millions)
Balance, beginning of period	$5,341	$4,253	$382	$42	$35,460	$2,652	$12,046	$703
Issuances	—	—	—	—	—	—	—	—
Premiums received	698	114	10	43	9	37	626	70
Policy charges	(761)	(217)	9	3	(8)	—	(4)	(1)
Surrenders and withdrawals	(79)	(44)	(96)	(33)	(2,853)	(378)	(1,704)	(153)
Benefit payments	(219)	(112)	(26)	(2)	(249)	(70)	(71)	(4)
Net transfers from (to) separate account	—	(33)	(4)	(62)	2,569	6	272	(21)
Interest credited (2)	222	184	18	4	5,721	72	387	14
Other	—	—	—	—	—	3	11	—
Balance, end of period	$5,202	$4,145	$293	$(5)	$40,649	$2,322	$11,563	$608

Weighted-average crediting rate	3.77%	3.75%	2.71%	1.29%	N/A	2.84%	2.66%	2.33%
Net amount at risk (3)	$35,490	$83,050	$21,136	$2,991	$1	$109	$10	$—
Cash surrender value	$3,423	$2,644	$572	$216	$37,816	$2,315	$11,506	$609
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
The following tables present the account values by range of guaranteed minimum crediting rates and the related range of the difference in basis points, between rates being credited policyholders and the respective guaranteed minimums:

December 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
UL	0% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	—	90	284	655	1,029
	Greater than 2.50%	3,402	598	—	—	4,000
	Total	$3,402	$688	$284	$661	$5,035

VUL	0% - 1.50%	$23	$4	$27	$22	$76
	1.51% - 2.50%	37	268	215	—	520
	Greater than 2.50%	3,223	—	—	—	3,223
	Total	$3,283	$272	$242	$22	$3,819

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

December 31, 2024
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
GMxB Legacy	0% - 1.50%	$68	$2	$—	$—	$70
	1.51% - 2.50%	19	—	—	—	19
	Greater than 2.50%	401	—	—	—	401
	Total	$488	$2	$—	$—	$490

GMxB Core	0% - 1.50%	$11	$156	$—	$—	$167
	1.51% - 2.50%	12	—	—	—	12
	Greater than 2.50%	11	—	—	—	11
	Total	$34	$156	$—	$—	$190

EQUI-VEST Individual	0% - 1.50%	$42	$198	$—	$—	$240
	1.51% - 2.50%	38	—	—	—	38
	Greater than 2.50%	1,758	—	—	—	1,758
	Total	$1,838	$198	$—	$—	$2,036

EQUI-VEST Group	0% - 1.50%	$720	$2,391	$33	$258	$3,402
	1.51% - 2.50%	349	—	—	—	349
	Greater than 2.50%	6,076	—	—	—	6,076
	Total	$7,145	$2,391	$33	$258	$9,827

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Momentum	0% - 1.50%	$—	$—	$269	$88	$357
	1.51% - 2.50%	79	29	—	—	108
	Greater than 2.50%	56	—	5	—	61
	Total	$135	$29	$274	$88	$526

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)
UL	0% - 1.50%	$—	$—	$—	$6	$6
	1.51% - 2.50%	61	69	462	430	1,022
	Greater than 2.50%	3,515	627	—	—	4,142
	Total	$3,576	$696	$462	$436	$5,170

VUL	0% - 1.50%	$8	$9	$18	$6	$41
	1.51% - 2.50%	34	408	28	—	470
	Greater than 2.50%	3,259	—	—	—	3,259
	Total	$3,301	$417	$46	$6	$3,770

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

December 31, 2023
Product	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	51 Basis Points - 150 Basis Points Above	Greater Than 150 Basis Points Above	Total
		(in millions)

GMxB Legacy	0% - 1.50%	$75	$16	$—	$—	$91
	1.51% - 2.50%	21	—	—	—	21
	Greater than 2.50%	461	—	—	—	461
	Total	$557	$16	$—	$—	$573

GMxB Core	0% - 1.50%	$13	$187	$—	$—	$200
	1.51% - 2.50%	13	—	—	—	13
	Greater than 2.50%	7	—	—	—	7
	Total	$33	$187	$—	$—	$220

EQUI-VEST Individual	0% - 1.50%	$49	$218	$—	$—	$267
	1.51% - 2.50%	43	—	—	—	43
	Greater than 2.50%	2,011	—	—	—	2,011
	Total	$2,103	$218	$—	$—	$2,321

EQUI-VEST Group	0% - 1.50%	$773	$2,338	$36	$315	$3,462
	1.51% - 2.50%	345	—	—	—	345
	Greater than 2.50%	6,610	—	—	—	6,610
	Total	$7,728	$2,338	$36	$315	$10,417

SCS	Products with either a fixed rate or no guaranteed minimum	N/A	N/A	N/A	N/A	N/A

Momentum	0% - 1.50%	$—	$12	$330	$53	$395
	1.51% - 2.50%	138	1	—	—	139
	Greater than 2.50%	68	—	5	—	73
	Total	$206	$13	$335	$53	$607
Separate Account - Summary
The following table reconciles the Separate Account liabilities to the Separate Account liability balance in the consolidated balance sheets:

	December 31,
	2024	2023
	(in millions)
Separate Account Reconciliation
VUL	$15,571	$13,694
GMxB Legacy	33,199	33,793
GMxB Core	26,339	27,664
EQUI-VEST Individual	4,782	4,584
Investment Edge	4,265	4,048
EQUI-VEST Group	30,478	26,960
Momentum	4,813	4,421
Other (1)	6,360	6,333
Total	$125,807	$121,497
____________
(1)Primarily reflects Corporate and Other products and Employer Sponsored products including Association and Other.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following tables present the balances of and changes in Separate Account liabilities:

	Year Ended December 31, 2024
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$13,694	$33,793	$27,664	$4,584	$4,048	$26,960	$4,421
Premiums and deposits	848	221	474	93	340	2,265	729
Policy charges	(428)	(630)	(466)	(2)	—	(19)	(23)
Surrenders and withdrawals	(575)	(3,555)	(3,652)	(574)	(501)	(2,447)	(958)
Benefit payments	(90)	(748)	(247)	(55)	(34)	(67)	(14)
Investment performance (1)	2,262	4,122	2,526	751	473	4,095	647
Net transfers from (to) general account	(140)	(4)	40	(15)	(61)	(309)	11
Other charges	—	—	—	—	—	—	—
Balance, end of period	$15,571	$33,199	$26,339	$4,782	$4,265	$30,478	$4,813

Cash surrender value	$15,536	$32,931	$25,777	$4,750	$4,202	$30,194	$4,806
______________
(1)Investment performance is reflected net of M&E fees.

	Year Ended December 31, 2023
	VUL	GMxB Legacy	GMxB Core	EQUI-VEST Individual	Investment Edge	EQUI-VEST Group	Momentum
	(in millions)
Balance, beginning of period	$11,535	$32,616	$27,017	$4,162	$3,772	$22,393	$3,884
Premiums and deposits	788	219	472	93	332	2,174	644
Policy charges	(429)	(656)	(473)	(2)	—	(18)	(21)
Surrenders and withdrawals	(512)	(2,826)	(2,566)	(428)	(406)	(1,750)	(820)
Benefit payments	(61)	(728)	(219)	(57)	(39)	(55)	(13)
Investment performance (1)	2,340	5,164	3,371	818	528	4,463	726
Net transfers from (to) general account	33	4	62	(6)	(139)	(272)	21
Other charges (2)	—	—	—	4	—	25	—
Balance, end of period	$13,694	$33,793	$27,664	$4,584	$4,048	$26,960	$4,421

Cash surrender value	$13,682	$33,512	$26,980	$4,549	$3,972	$26,683	$4,414
______________
(1)Investment performance is reflected net of M&E fees.
(2)For the year ended December 31, 2023, EQUI-VEST Individual and EQUI-VEST Group amounts reflect a total special payment applied to the accounts of active clients as part of a previously disclosed settlement agreement between Equitable Financial and the SEC.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The following tables present the aggregate fair value of Separate Account assets by major asset category:

	December 31, 2024
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$51	$1	$13	$13	$78
Common Stock	68	36	472	1,631	2,207
Mutual Funds	15,430	69,597	36,710	647	122,384
Bonds and Notes	98	4	1	1,035	1,138
Total	$15,647	$69,638	$37,196	$3,326	$125,807

	December 31, 2023
	Life Insurance & Employee Benefits Products	Individual Variable Annuity Products	Employer - Sponsored Products	Other	Total
	(in millions)
Asset Type
Debt securities	$48	$1	$21	$6	$76
Common Stock	65	34	447	1,667	2,213
Mutual Funds	13,557	70,815	32,780	677	117,829
Bonds and Notes	91	4	1	1,283	1,379
Total	$13,761	$70,854	$33,249	$3,633	$121,497
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Balance Sheet Classification of Operating Lease Assets and Liabilities

		December 31,
	Balance Sheet Line Item	2024	2023
		(in millions)
Assets
Operating lease assets	Other assets	$168	$192
Liabilities
Operating lease liabilities	Other liabilities	$185	$210
The table below summarizes the components of lease costs for the years ended December 31, 2024, 2023 and 2022.
Lease Costs

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating lease cost	$39	$61	$77
Variable operating lease cost	5	15	12
Sublease income	—	(19)	(19)
Net lease cost	$44	$57	$70

Maturities of lease liabilities as of December 31, 2024 are as follows:
Maturities of Lease Liabilities

December 31, 2024
(in millions)
Operating Leases:
2025	$37
2026	35
2027	31
2028	27
2029	19
Thereafter	77
Total lease payments	226
Less: Interest	(41)
Present value of lease liabilities	$185

Equitable Financial signed a 15-year lease which commenced in 2023, relating to approximately 89,000 square feet of space in New York City. Additionally, during December 2021, Equitable Financial amended its Syracuse office lease. The amendment included extending for an additional 5-year period, commencing January, 2024, approximately 143,000 square feet of space in Syracuse, NY. As of December 2024, the Company has reduced approximately 144,000 square feet in Charlotte, NC. Written notice was provided to the landlord in December 2023 at which time a $4.3 million early termination penalty was paid.
The below table presents the Company’s weighted-average remaining operating lease term and weighted-average discount rate.
Weighted Averages - Remaining Operating Lease Term and Discount Rate

	December 31,
	2024	2023
Weighted-average remaining operating lease term	8 years	8 years
Weighted-average discount rate for operating leases	4.50%	4.30%

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

Supplemental cash flow information related to leases was as follows:
Lease Liabilities Information

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36	$83	$92
Non-cash transactions:
Leased assets obtained in exchange for new operating lease liabilities	$13	$92	$7

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
The following table summarizes the effect of reinsurance. The impact of the reinsurance transaction described below results in an increase in reinsurance ceded:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Direct charges and fee income	$2,771	$2,708	$2,876
Reinsurance assumed	14	13	—
Reinsurance ceded - Equitable America	(1,307)	(1,015)	—
Reinsurance ceded - third party	(626)	(611)	(651)
Policy charges and fee income	$852	$1,095	$2,225

Direct premiums	$820	$820	$764
Reinsurance assumed	114	175	180
Reinsurance ceded - Equitable America	(168)	(174)	—
Reinsurance ceded - third party	(235)	(234)	(219)
Premiums	$531	$587	$725

Direct policyholders’ benefits	$2,674	$2,763	$2,800
Reinsurance assumed	104	158	180
Reinsurance ceded - Equitable America	(707)	(528)	—
Reinsurance ceded - third party	(634)	(612)	(653)
Policyholders’ benefits	$1,437	$1,781	$2,327

Direct interest credited to policyholders’ account balances	$1,978	$1,963	$1,338
Reinsurance ceded - Equitable America	(623)	(471)	—
Reinsurance ceded - third party	(98)	(108)	(29)
Interest credited to policyholders’ account balances	$1,257	$1,384	$1,309

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
There is a diverse pool of assets supporting the funds withheld and NI modco arrangement with Equitable America. The following table summarizes the composition of the pool of assets:

	December 31,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Fixed maturities	$21,677	$21,677	$24,725	$24,725
Mortgage loans on real estate	7,668	6,817	8,405	7,409
Policy loans	274	275	248	250
Other equity investments	809	809	238	238
Other invested assets (1)	10,770	10,770	8,256	8,257
Total assets supporting funds withheld	$41,198	$40,348	$41,872	$40,879
______________
(1)Other invested assets includes derivatives and cash and cash equivalents.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The impact of the funds withheld and NI modco arrangement with Equitable America was as follows:

	Year Ended December 31,
	2024	2023
	(in millions)
Net derivative gains (losses):
Freestanding derivatives	$2,284	$1,944
Embedded derivatives	(3,481)	(3,209)
Net derivative gains (losses)	(1,197)	(1,265)
Net investment income (loss)	1,289	1,005
Investment gains (losses), net	(64)	(245)
Income (loss) from continuing operations, before income taxes	28	(505)
Income tax (expense) benefit	(6)	106
Net income (loss)	22	(399)

Change in unrealized gains (losses), net of income taxes	(127)	240
Comprehensive income (loss)	$(105)	$(159)
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
The following table summarizes the ceded purchased market risk benefits, internal reinsurance recoverable and third-party recoverables including amount due to reinsurance and assumed reserves:

	December 31,
	2024	2023
	(in millions)
Ceded Reinsurance:
Estimated net fair values of purchased market risk benefits	$13,033	$16,729
Reinsurance recoverables related to insurance contracts	20,026	20,636
Related party - Equitable America (1)	13,080	13,492
Third parties	6,946	7,144
Top reinsurers:
First Allmerica-GAF	3,245	3,605
Venerable Insurance and Annuity Company	1,406	1,057
Ceded group health reserves	11	14
Amount due to reinsurers	185	216
Top reinsurers:
First Allmerica-GAF	77	73
Assumed Reinsurance:
Reinsurance assumed reserves	586	731
______________

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
(1)Includes ceded PAB on NI modco portion of the Reinsurance Treaty of $33.7 billion offset by $(30.7) billion of modco payable for the same portion of the Reinsurance Treaty for December 31, 2024. Includes ceded PAB on NI modco portion of the Reinsurance Treaty of $33.4 billion offset by $(30.3) billion of modco payable for the same portion of the Reinsurance Treaty for December 31, 2023.
13)    RELATED PARTY TRANSACTIONS
Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.
Cost Sharing and General Service Agreements
Equitable Financial has a general services agreement with Holdings whereby Equitable Financial will benefit from the services received by Holdings and its affiliates. The general services agreement with Holdings replaces existing cost-sharing and general service agreements with various affiliates. Equitable Financial continues to provide services to Holdings and various Affiliates under a separate existing general services agreement with Holdings. Costs allocated to the Company from Holdings totaled $65 million, $57 million and $75 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are allocated based on cost center tracking of expenses. The cost centers are approved annually and are updated based on business area needs throughout the year.
Equitable Financial term insurance contracts outside of New York that allow policyholders to convert their policies into permanent life insurance contracts are fulfilled by Equitable America upon conversion. As part of fulfillment Equitable America takes on additional mortality risks, and accordingly is compensated for the expected adverse mortality cost and additional expenses incurred in fulfilling Equitable Financial’s term conversion obligations. Under this agreement that commenced in 2022, Equitable Financial paid Equitable America $20 million, $24 million and $22 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Investment Management and Service Fees and Expenses
EIMG, a subsidiary of Equitable Financial, provides investment management services to EQAT, 1290 Funds and other trusts, all of which are considered related parties. Investment management and service fees earned are calculated as a percentage of assets under management and are recorded as revenue as the related services are performed.

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Revenue received or accrued for:
Investment management and administrative services provided to EQAT and 1290 Funds	$755	$692	$708

On June 22, 2021, Holdings completed the formation of EIM LLC, a wholly owned indirect subsidiary of Holdings. Effective August 1, 2021, following the formation of EIM LLC, EIMG terminated, and EIM LLC entered into, certain administrative agreements with separate accounts held by the Company. In addition, on October 1, 2021, the Company entered into an investment advisory and management agreement in which EIM LLC became the investment manager for the Company’s general account portfolio. The Company recorded investment management fee expense from EIM LLC of $180 million, and $185 million for the years ended December 31, 2024 and 2023, respectively.
AB provides investment management and related services to various funds held by the Company. The Company recorded investment management fee expense from AB of $59 million, $46 million, and $44 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Distribution Revenue and Expenses with Affiliates
Equitable Distributors receives commissions and fee revenue from Equitable America for sales of its insurance products. The commissions and fees earned from Equitable America are based on the various selling agreements.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Revenue received or accrued for:
Amounts received or accrued for commissions and fees earned for sale of Equitable America’s insurance products	$475	$332	$82

Equitable Financial pays commissions and fees to Equitable Distribution Holding Corporation and its subsidiaries (“Equitable Distribution”) for sales of insurance products. The commissions and fees paid to Equitable Distribution are based on various selling agreements.

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Expenses paid or accrued for:
Paid or accrued commission and fee expenses for sale of insurance products by Equitable Network	$632	$612	$718
Investments in Unconsolidated Equity Interests in Affiliates
AB VIEs
As of December 31, 2024 and 2023, respectively, the Company held approximately $1.3 billion and $326 million of invested assets in the form of equity interests issued in non-corporate legal entities that were determined by the Company to be VIEs, as further described in Note 2 of the Notes to these Consolidated Financial Statements. These legal entities are related parties of Equitable Financial. The Company reflects these equity interests in the consolidated balance sheets as other equity investments. The net assets of these unconsolidated VIEs are approximately $1.7 billion and $2.6 billion as of December 31, 2024 and 2023, respectively. The Company also has approximately $15 million and $37 million of unfunded commitments as of December 31, 2024 and 2023, respectively with these legal entities.
Asset Sale to EFS
In the fourth quarter of 2024, Equitable Financial sold $458 million of private equity fund interests to EFS. The assets were sold at fair value with no gain/loss recorded.
Loans Issued to Holdings
In June 2021, Equitable Life made a $1.0 billion 10-year term loan to Holdings. The loan has an interest rate of 3.23% and matures in June 2031. As of December 31, 2024 and 2023, the amount outstanding was $1.0 billion.
In November 2019, Equitable Financial made a $900 million loan to Holdings that matured November 4, 2024. The loan was reissued on November 4, 2024, with an interest rate of one- month CME Term SOFR plus 1.25%. The loan matures on November 4, 2029. The amount outstanding on the loan at both December 31, 2024 and 2023 $900 million.
Notes Issued to EFS
On December 17, 2024, the Company issued $400 million of floating rate notes to EFS. The notes have an interest rate of one-month SOFR plus a 15 basis point margin and 5 basis point spread and mature on January 31, 2025.
14)    EMPLOYEE BENEFIT PLANS
Equitable Financial sponsors the following employee benefit plans:
401(k) Plan
Equitable Financial sponsors the Equitable 401(k) Plan, a qualified defined contribution plan for eligible employees and financial professionals. The plan provides for a company contribution, a company matching contribution and a discretionary profit-sharing contribution. Expenses associated with this 401(k) Plan were $38 million, $38 million and $17 million for the years ended December 31, 2024, 2023 and 2022, respectively.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
The Equitable Financial QP is not governed by a collective-bargaining agreement and is not under a financial improvement plan or a rehabilitation plan. For the years ended December 31, 2024, 2023 and 2022, (income)/expenses related to the plan were $(1) million, $(23) million and $(25) million, respectively.

The following table presents the funded status of the plan:

	December 31,
	2024	2023
	(in millions)
Equitable Retirement Plan
Total plan assets	$1,722	$1,796
Accumulated benefit obligation	$1,469	$1,584

Funded status	117.3%	113.4%
Effective January 1, 2025, Equitable changed how it provides certain retirement-related benefits to its eligible employees and financial professionals. Equitable will discontinue the non-elective company contribution to its 401(k) plan but continue to provide a 401(k) matching contribution. Instead of the non-elective 401(k) contribution, eligible employees and financial professionals will receive cash balance allocations in the Equitable Retirement Plan. The Equitable Retirement Plan is a qualified defined benefit plan that was frozen on December 31st, 2013, but was reopened on January 1, 2025 to provide these cash balance allocations. Under the new cash balance feature, each eligible employee will receive monthly pay credits equal to four percent of their eligible monthly pay. Each eligible financial professional will receive pay credits equal to two and a half percent of eligible monthly pay up to the Social Security Wage Base, and then five percent for eligible monthly pay above the Social Security Wage Base up to the qualified plan pay maximum. Balances in these cash balance accounts in the Equitable Retirement Plan will be credited with interest at six percent from 2025 through 2027. Starting in 2028, the applicable interest crediting rate for these accounts will be based on the 10-year U.S. Treasury Yield (subject to a 6% cap). As of December 31, 2024, the Equitable Retirement Plan was estimated to be funded at 122 percent of target, with an estimated prefunding balance of $374 million on an ERISA funding basis. There was no impact to current retiree benefits, existing funded status, or funding requirements as a result of the reopening of the Equitable Retirement Plan.
Other Benefit Plans
Equitable Financial also sponsors a non-qualified retirement plan, a medical and life retiree plan, a post-employment plan and deferred compensation plan. The expenses related to these plans were $22 million, $39 million and $22 million for the years ended December 31, 2024, 2023 and 2022, respectively.
15)    SHARE-BASED COMPENSATION PROGRAMS
Compensation costs for years ended December 31, 2024, 2023 and 2022 for share-based payment arrangements as further described herein are as follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Performance Shares	$18	$12	$25
Stock Options	—	—	1
Restricted Stock Unit Awards	33	31	35
Total Compensation Expenses	$51	$43	$61

Income Tax Benefit	$13	$5	$12
Since 2018, Holdings has granted equity awards under the Equitable Holdings, Inc. 2018 Omnibus Incentive Plan and the Equitable Holdings, Inc. 2019 Omnibus Incentive Plan (together the “Omnibus Plans”) which were adopted by Holdings on April 25, 2018 and February 28, 2019 respectively. Awards under the Omnibus Plans are linked to Holdings’ common stock. As of December 31, 2024, the common stock reserved and available for issuance under the Omnibus Plans was 17 million shares. Holdings may issue new shares or use common stock held in treasury for awards linked to Holdings’ common stock.
Equitable Financial’s Participation in Holdings’ Equity Award Plans
Equitable Financial’s employees, financial professionals and directors in 2024, 2023 and 2022 were granted equity awards under the Omnibus Plans. All grants discussed in this section will be settled in shares of Holdings’ common stock.
For awards with graded vesting schedules and service-only vesting conditions, including Holdings RSUs and other forms of share-based payment awards, Holdings applies a straight-line expense attribution policy for the recognition of compensation cost. Actual forfeitures with respect to the 2024, 2023 and 2022 grants were considered immaterial in the recognition of compensation cost.
Annual Awards
Each year, the Compensation Committee of the Holdings’ Board of Directors approves an equity-based award program with awards under the program granted at its regularly scheduled meeting in February. Annual awards under Holdings’ equity programs for 2024, 2023 and 2022 consisted of a mix of equity vehicles including Holdings RSUs and Holdings performance shares. If Holdings pays any ordinary dividend in cash, all outstanding Holdings RSUs and performance shares will accrue dividend equivalents in the form of additional Holdings RSUs or performance shares to be settled or forfeited consistent with the terms of the related award.
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
•The 2024 performance shares grant consist of two distinct tranches; one based on the Company’s 3-year growth rate on Non-GAAP Operating earnings per share (the “Non-GAAP Operating EPS performance shares”) and the other based on the Holdings’ relative total shareholder return targets (the “TSR performance shares”), each comprising approximately one-half of the award. Participants may receive from 0% to 200% of the unearned performance shares granted.
The grant-date fair value of the Non-GAAP Operating EPS performance shares is established once all applicable Non-GAAP Operating EPS performance shares targets are determined and approved. The fair value of the awards was measured using the closing price of the Holdings share on the grant date. The aggregate grant-date fair value of the unearned Non-GAAP Operating EPS performance shares will be

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
recognized as compensation expense over the shorter of the cliff-vesting period or the period up to the date at which the participant becomes retirement eligible, but not less than one year.
•The 2023 and 2022 performance share grants consist of one tranche based on the Holdings’ relative total shareholder return targets (the “TSR performance shares”). Participants may receive from 0% to 200% of the unearned performance shares granted.
The grant-date fair value of the TSR performance shares granted in 2024, 2023, and 2022 were measured using a Monte Carlo approach with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Weighted-average assumptions used:
Risk-free interest rate	4.40%	4.31%	1.73%
Annualized volatility	32.72%	49.10%	47.10%

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
Summary of Stock Option Activity
A summary of activity in the AXA and Holdings option plans during 2024 as follows:

	Options Outstanding
	EQH Shares		AXA Ordinary Shares
	Number Outstanding (in 000’s)	Weighted Average Exercise Price	Number Outstanding (in 000’s)	Weighted Average Exercise Price
Options outstanding as of beginning of period	1,435	$21.92	327	€22.52
Options granted	—	—	—	—
Options exercised	(513)	21.22	(211)	23.04
Options forfeited, net	—	—	—	—
Options expired	—	—	—	—
Options outstanding as of end of period	922	$22.31	116	€21.56
Aggregate intrinsic value (1)		$22,924		€1,483
Weighted average remaining contractual term (in years)	4.79		2.51
Options Exercisable at December 31, 2024	922	$22.31	116	€21.56
Aggregate intrinsic value (1)		$22,924		€1,483
Weighted average remaining contractual term (in years)	4.79		2.51
____________
(1)Aggregate intrinsic value, presented in thousands, is calculated as the excess of the closing market price on December 31, 2024 of the respective underlying shares over the strike prices of the option awards. For awards with strike prices higher than market prices, intrinsic value is shown as zero.
During years ended December 31, 2024, 2023, and 2022, there were no stock options granted.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Summary of Restricted Stock Unit Award Activity
The market price of a Holdings share is used as the basis for the fair value measure of a Holdings RSU. For purposes of determining compensation cost for stock-settled Holdings RSUs, fair value is fixed at the grant date until settlement, absent modification to the terms of the award.
As of December 31, 2024, approximately 2.2 million Holdings RSUs awards remain unvested. Unrecognized compensation cost related to these awards totaled approximately $28 million and is expected to be recognized over a weighted-average period of 1.6 years.
The following table summarizes Holdings restricted share units activity for 2024.

	Shares of Holdings Restricted Stock (in 000’s)	Weighted Average Grant Date Fair Value
Unvested, beginning of year	2,217	$32.34
Granted	1,089	34.16
Forfeited	(73)	32.19
Vested	(1,008)	31.51
Unvested as of December 31, 2024	2,225	$33.62
Summary of Performance Award Activity
As of December 31, 2024, approximately 1.1 million Holdings remain unvested. Unrecognized compensation cost related to these awards totaled approximately $12 million and is expected to be recognized over a weighted-average period of 1.6 years.
The following table summarizes Holdings performance awards activity for 2024.

	Shares of Holdings Performance Awards (in 000’s)	Weighted-Average Grant Date Fair Value
Unvested, beginning of year	1,059	$36.32
Granted	406	33.79
Forfeited	(16)	37.17
Vested	(160)	33.13
Performance Adjustment (1)	(211)	33.11
Unvested as of December 31, 2024	1,078	$36.46
_______________
(1) Represents the difference between the target shares granted and the actual shares vested based upon the achievement level of performance measures.

16)    INCOME TAXES
A summary of the income tax (expense) benefit in the consolidated statements of income (loss) follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Income tax (expense) benefit:
Current (expense) benefit	$(36)	$(31)	$32
Deferred (expense) benefit	168	1,261	(420)
Total	$132	$1,230	$(388)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 21%. The sources of the difference and their tax effects are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Expected income tax (expense) benefit	$72	$226	$(417)
Non-taxable investment income	64	62	50
Tax audit interest	(26)	(22)	(13)
Tax credits	25	12	17
Deferred tax adjustment	1	—	(21)
Valuation allowance	—	963	—
Other	(4)	(11)	(4)
Income tax (expense) benefit	$132	$1,230	$(388)
The components of the net deferred income taxes are as follows:

	December 31,
	2024		2023
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Compensation and related benefits	$63	$—	$62	$—
Net operating loss and credits	1,691	—	1,455	—
Reserves and reinsurance	—	297	314	—
DAC	—	773	—	797
Unrealized investment gains (losses)	1,599	—	1,412	—
Investments	1,689	—	872	—
Other	—	177	50	—
Valuation allowance	(194)	—	(217)	—
Total	$4,848	$1,247	$3,948	$797
During the fourth quarter of 2022, the Company established a valuation allowance against its deferred tax asset related to unrealized capital losses in the available for sale securities portfolio. During the year ended December 31, 2023 management took actions to increase its available liquidity so that the Company has the ability and intent to hold the majority of securities in its available for sale portfolio to recovery. For liquidity and other purposes, the Company maintains a smaller pool of securities that it does not intend to hold to recovery. The Company maintains a valuation allowance against the deferred tax asset on available for sale securities that will not be held to recovery. Adjustments to the valuation allowance due to changes in the portfolio’s unrealized capital loss are recorded in other comprehensive income. Adjustments to the valuation allowance due to new facts or evidence are recorded in net income.
For the year ended December 31, 2024, the Company recorded a decrease to the valuation allowance of $23 million due to changes in the value of the available for sale portfolio that will not be held to recovery. This adjustment was recorded in other comprehensive income. For the year ended December 31, 2023, the Company recorded decreases to the valuation allowance of $310 million in other comprehensive income and $963 million in net income. As of the years ended December 31, 2024 and 2023, a valuation allowance of $194 million and $217 million, respectively, remains against the portion of the deferred tax asset that is still not more-likely-than-not to be realized.
The Company uses the aggregate portfolio approach related to the stranded or disproportionate income tax effects in accumulated other comprehensive income related to available for sale securities. Under this approach, the disproportionate tax effect remains intact as long as the investment portfolio remains.
The Company has Federal net operating loss carryforwards of $7.4 billion and $6.2 billion for the years ending December 31, 2024 and 2023, respectively which do not expire.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$302	$295	$295
Additions for tax positions of prior years	—	7	—
Reductions for tax positions of prior years	(3)	—	—
Additions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Balance, end of period	$299	$302	$295

Unrecognized tax benefits that, if recognized, would impact the effective rate	$43	$43	$43
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits as of December 31, 2024 and 2023 were $110 million and $83 million, respectively. For 2024, 2023 and 2022, respectively, there were $26 million, $23 million and $13 million in interest expense (benefit) related to unrecognized tax benefits.
It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months due to the conclusion of IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.
As of December 31, 2024, tax years 2014 through 2018 and 2020 through 2024 remain subject to examination by the IRS.
17)    EQUITY
AOCI represents cumulative gains (losses) on items that are not reflected in net income (loss). The balances were as follows:

	December 31
	2024	2023
	(in millions)
Unrealized gains (losses) on investments	$(6,961)	$(6,363)
Market risk benefits - instrument-specific credit risk component	(1,279)	(764)
Liability for future policy benefits - current discount rate component	357	194
Defined benefit pension plans	(1)	(5)
Accumulated other comprehensive income (loss) attributable to Equitable Financial	$(7,884)	$(6,938)

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The components of OCI, net of taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Change in net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(764)	$1,692	$(12,915)
(Gains) losses reclassified into net income (loss) during the period (1)	48	515	700
Net unrealized gains (losses) on investments	(716)	2,207	(12,215)
Adjustments for policyholders’ liabilities, insurance liability loss recognition and other	44	(32)	755
Change in unrealized gains (losses), net of adjustments (net of deferred income tax expense (benefit) of $(208), $186, and $(1,162))	(672)	2,175	(11,460)
Change in LFPB discount rate and MRB credit risk, net of tax
Market risk benefits - change in instrument-specific credit risk (net of deferred income tax expense (benefit) of $(108), $(300), and $331 )	(407)	(1,129)	1,247
Liability for future policy benefits - change in current discount rate (net of deferred income tax expense (benefit) of $34, $(34), and $277)	128	(128)	1,042
Change in defined benefit plans:
Reclassification to Net income (loss) of amortization of net prior service credit included in net periodic cost	5	(1)	—
Change in defined benefit plans (net of deferred income tax expense (benefit) of $0, $0, and $0)	5	(1)	—
Change in accumulated other comprehensive income (loss) attributable to Equitable Financial	$(946)	$917	$(9,171)
______________
(1)See “Reclassification adjustment” in Note 3 of the Notes to these Consolidated Financial Statements. Reclassification amounts presented net of income tax expense (benefit) of $(13) million, $137 million and $186 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
For some matters, the Company is able to estimate a range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2024, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100 million.
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
Notes to Consolidated Financial Statements, Continued
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
Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. Equitable Financial has purchased FHLB stock of $336 million and pledged collateral with a carrying value of $11.7 billion as of December 31, 2024.
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
Change in FHLB Funding Agreements during the Year Ended December 31, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Outstanding Balance at December 31, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$6,168	$66,160	$(66,610)	$125	$—	$5,843
Long-term funding agreements:
Due in years two through five	799	—	—	30	—	829
Due in more than five years	648	—	—	(155)	—	493
Total long-term funding agreements	1,447	—	—	(125)	—	1,322
Total funding agreements (1)	$7,615	$66,160	$(66,610)	$—	$—	$7,165
____________
(1)The $2 million and $3 million difference between the funding agreements carrying value shown in fair value table for December 31, 2024 and 2023, respectively, reflects the remaining amortization of a hedge implemented and closed, which locked in the funding agreements borrowing rates.
FABN
Under the FABN program, Equitable Financial may issue funding agreements in U.S. dollar or foreign currencies to a Delaware special purpose statutory trust (the “Trust”) in exchange for the proceeds from issuances of fixed and floating rate medium-term marketable notes issued by the Trust from time to time (the “Trust Notes”). The funding agreements have matching interest, maturity and currency payment terms to the applicable Trust Notes. The Company hedges the foreign currency exposure of foreign currency denominated funding agreements using cross currency swaps as discussed in Note 4 of the Notes to these Consolidated Financial Statements. As of December 31, 2024, the maximum aggregate principal amount of Trust Notes permitted to be outstanding at any one time is $10.0 billion. Funding agreements issued to the Trust, including any foreign currency transaction adjustments, are reported in policyholders’ account balances in the consolidated balance sheets. Foreign currency transaction adjustments to policyholder’s account balances are recognized in net income (loss) as an adjustment to interest credited to policyholders’ account balances and are offset in interest credited to policyholders’ account balances by a release of AOCI from deferred changes in fair value of designated and qualifying cross currency swap cash flow hedges. The table below summarizes Equitable Financial’s activity of funding agreements under the FABN program.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Change in FABN Funding Agreements during the Year Ended December 31, 2024

	Outstanding Balance at December 31, 2023	Issued During the Period	Repaid During the Period	Long-term Agreements Maturing Within One Year	Long-term Agreements Maturing Within Five Years	Foreign Currency Transaction Adjustment	Outstanding Balance at December 31, 2024
	(in millions)
Short-term funding agreements:
Due in one year or less	$1,000	$—	$(1,000)	$1,050	$—	$—	$1,050
Long-term funding agreements:
Due in years two through five	4,984	500	—	(1,050)	—	(41)	4,393
Due in more than five years	300	—	—	—	—	—	300
Total long-term funding agreements	5,284	500	—	(1,050)	—	(41)	4,693
Total funding agreements (1)	$6,284	$500	$(1,000)	$—	$—	$(41)	$5,743
______________
(1)The $18 million and $17 million difference between the funding agreements notional value shown and carrying value table as of December 31, 2024 and 2023, respectively, reflects the remaining amortization of the issuance cost of the funding agreements and the foreign currency transaction adjustment.
FABCP Program
In May 2023, the Company established a FABCP program (the “FABCP Program”), pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with the Company pursuant to a funding agreement issued by the Company to the SPLLC. The current maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $3.0 billion. The Company had $75 million outstanding as of December 31, 2024.
Guarantees and Other Commitments
The Company provides certain guarantees or commitments to affiliates and others. As of December 31, 2024, these arrangements include commitments by the Company to provide equity financing of $0.9 billion to certain limited partnerships and real estate joint ventures under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.
The Company had $17 million of undrawn letters of credit related to reinsurance as of December 31, 2024. The Company had $352 million of commitments under existing mortgage loan agreements as of December 31, 2024.
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
19)    INSURANCE STATUTORY FINANCIAL INFORMATION

For 2024, 2023 and 2022, respectively, Equitable Financial’s statutory net income (loss) totaled $(541) million, $(1.7) billion and $134 million. Statutory surplus, Capital stock and AVR totaled $2.1 billion and $2.8 billion as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, Equitable Financial, in accordance with various government and state regulations, had $6 million and $5 million, respectively, of securities on deposit with such government or state agencies.
In 2024, Equitable Financial did not pay a dividend. In 2023 and 2022, Equitable Financial paid to its direct parent, which subsequently distributed such amount to Holdings, an ordinary shareholder dividend of $1.7 billion and $930 million, respectively.
Dividend Restrictions

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
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
Applying the formulas above, Equitable Financial is not permitted to pay an Ordinary Dividend in 2025.
Intercompany Reinsurance
The company receives statutory reserve credits for reinsurance treaties with EQ AZ Life Re to the extent EQ AZ Life Re holds assets in an irrevocable trust (the “EQ AZ Life Re Trust”). As of December 31, 2024, EQ AZ Life Re holds $1.3 billion of assets in the EQ AZ Life Re Trust and letters of credit of $1.8 billion that are guaranteed by Holdings. Under the reinsurance transactions, EQ AZ Life Re is permitted to transfer assets from the EQ AZ Life Re Trust under certain circumstances. The level of statutory reserves held by EQ AZ Life Re fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or additional letters of credit be secured, which could adversely impact EQ AZ Life Re’s liquidity.
Prescribed and Permitted Accounting Practices
As of December 31, 2024, the following three prescribed and permitted practices resulted in surplus that is different from the statutory surplus that would have been reported had NAIC statutory accounting practices been applied.
Equitable Financial was granted a permitted practice by the NYDFS to apply SSAP 108, Derivatives Hedging Variable Annuity Guarantees on a retroactive basis from January 1, 2021 through June 30, 2021, after reflecting the impacts of our reinsurance transaction with Venerable. The permitted practice was amended to also permit Equitable Financial to adopt SSAP 108 prospectively as of July 1, 2021 and to consider the impact of both the interest rate derivatives and the general account assets used to fully hedge the interest rate risk inherent in its variable annuity guarantees when determining the amount of the deferred asset or liability under SSAP 108. Application of the permitted practice partially mitigates the New York Insurance Regulation 213 (“Reg 213”) impact of the Venerable Transaction on Equitable Financial’s statutory capital and surplus and enables Equitable Financial to more effectively neutralize the impact of interest rates on its statutory surplus and to better align with our economic hedging program. The impact of applying this permitted practice relative to SSAP 108 as written was a decrease of approximately $115 million in statutory special surplus funds as of December 31, 2024. The Reinsurance Treaty reduced the amount of interest rate hedging needed going forward, affecting future deferrals, but leaves our historical SSAP 108 deferred amounts unchanged. The permitted practice also reset Equitable Financial’s unassigned surplus to zero as of June 30, 2021 to reflect the transformative nature of the Venerable Transaction.
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

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
The impact of the application of Reg 213 was a decrease of approximately $101 million in statutory surplus as of December 31, 2024 compared to statutory surplus under the NAIC variable annuity framework. Our hedging program is designed to hedge the economics of our insurance liabilities and largely offsets Reg 213 and NAIC framework reserve movements due to interest rates and equities. The NYDFS allows domestic insurance companies a five year phase-in provision for Reg 213 reserves. As of September 30, 2022, Equitable Financial’s Reg 213 reserves were 100% phased-in. As of December 31, 2024, given the prevailing market conditions and business mix, there are $89 million Reg 213 redundant reserves over the US RBC CTE 98 TAR.
During the fourth quarter 2020, Equitable Financial received approval from NYDFS for its proposed amended Plan of Operation for Separate Account No. 68 (“SA 68”) for our Structured Capital Strategies product and Separate Account No. 69 (“SA 69”) for our EQUI-VEST product Structured Investment Option, to change the accounting basis of these two non-insulated Separate Accounts from fair value to book value in accordance with Section 1414 of the Insurance Law to align with how we manage and measure our overall general account asset portfolio. In order to facilitate this change and comply with Section 4240(a)(10), the Company also sought approval to amend the Plans to remove the requirement to comply with Section 4240(a)(5)(iii) and substitute it with a commitment to comply with Section 4240(a)(5)(i). Similarly, the Company updated the reserves section of each Plan to reflect the fact that Regulation 128 would no longer be applicable upon the change in accounting basis. We applied this change effective January 1, 2021. The impact of the application is an increase of approximately $2.3 billion in statutory surplus as of December 31, 2024.
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
20)    BUSINESS SEGMENT INFORMATION
Equitable Financial has one reportable segment: insurance. The insurance segment derives revenues from customers by providing variable annuity, life insurance and employee benefit products to both individuals and businesses. Equitable Financial derives revenue primarily in the United States, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands and manages the business activities on a consolidated basis. The accounting policies for the segment are the same as those described in Note 2 of the Notes to these Consolidated Financial Statements.
The CODM is the chief executive officer and President of Equitable Financial. The CODM assesses performance for the insurance segment and decides how to allocate resources based on net income (loss) that is also reported on the Consolidated Statements of Income (Loss) as Net income (loss) attributable to Equitable Financial. The measure of segment assets is reported on the Consolidated Balance Sheets as Total assets. The CODM uses Net income (loss) attributable to Equitable Financial to evaluate income generated from the insurance segment assets (return on assets) in deciding whether to reinvest profits into the insurance segment or into other parts of the entity, such as for acquisitions or to pay dividends.
Refer to the Statements of Consolidated Income/(Loss) for expense detail evaluated by the CODM.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
Notes to Consolidated Financial Statements, Continued
Revenue from external customers, by product, is shown in the table that follows:

	Year Ended December 31,
	2024 (2)	2023 (2)	2022
	(in millions)
Individual Variable Annuity Products
Premiums	$180	$176	$123
Fees (1)	1,062	1,003	1,792
Others	83	118	87
Total	$1,325	$1,297	$2,002

Employer- Sponsored
Premiums	$—	$—	$—
Fees	512	434	506
Others	54	19	25
Total	$566	$453	$531

Life Insurance Products
Premiums	$432	$530	$545
Fees	1,339	1,354	1,375
Others	(1)	—	10
Total	$1,770	$1,884	$1,930

Employee Benefit Products
Premiums	$48	$46	$46
Fees	—	—	—
Others	1	2	8
Total	$49	$48	$54

Other
Premiums	$37	$8	$11
Fees	8	8	12
Others	1	2	1
Total	$46	$18	$24
______________
(1) Excludes the amortization/capitalization of unearned revenue liability of $(44) million, $(38) million and $(38) million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) Excludes reinsurance ceded to Equitable America.
21)     REDEEMABLE NONCONTROLLING INTEREST
The changes in the components of redeemable noncontrolling interests are presented in the following table:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$24	$21	$28
Net earnings (loss) attributable to redeemable noncontrolling interests	—	1	(3)
Purchase/change of redeemable noncontrolling interests	14	2	(4)
Balance, end of period	$38	$24	$21

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
SCHEDULE I

22)    SUBSEQUENT EVENTS
Funding Agreement-Backed Notes
Pursuant to the FABN program discussed in Note 18, in January 2025, Equitable Financial supplemented its funding agreement that had been issued to the Trust in the fourth quarter of 2024 by an additional $250 million, with a fixed interest rate of 4.88% per annum and a maturity date of November 19, 2027. In addition, on the same date, Equitable Financial issued a $300 million funding agreement to the Trust with a floating interest rate equal to the compounded SOFR plus 47 basis points per annum which matures on February 4, 2026. Funding agreements issues to the Trust will be reported in Policyholders’ account balances in the consolidated balance sheets in subsequent periods.
Notes Issued to EFS
On January 8, 2025, the Company issued $200 million of floating rate notes to EFS. The notes have an interest rate of one-month SOFR plus a 15 basis point margin and 5 basis point spread and mature on February 7, 2025. The $400 million of notes issued in December 2024 and the $200 million of notes issued in January 2025 were each twice extended 30 days under the same terms and will mature on March 28, 2025 and April 7, 2025, respectively.
Sale of Notes
On January 31, 2025, the Company sold $619 million of floating rate notes to Equitable America.
Novation
Effective January 17, 2025, Equitable Financial novated certain legacy variable annuity policies sold between 2006-2008, comprised of non-New York “Accumulator” policies containing fixed rate Guaranteed Minimum Income Benefit and/or Guaranteed Minimum Death Benefit guarantees reinsured by Venerable under the combined co-insurance and modified coinsurance basis agreement executed on June 1, 2021. Management is still assessing the impact to the financial statements of this novation for the first quarter of 2025.
RGA Reinsurance Transaction
On February 23, 2025, Equitable Financial, as well as Equitable America and Equitable Financial L&A, entered into the MTA with RGA pursuant to which at closing and subject to the terms and conditions set forth in the MTA, RGA would enter into reinsurance agreements, as reinsurer, with each such subsidiary, as ceding company, to effect the RGA Reinsurance Transaction. The transaction is expected to close in mid-2025.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY
SCHEDULE IV

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2024

	Cost (1)	Fair Value	Carrying Value
	(in millions)
Fixed maturities, AFS:
U.S. government, agencies and authorities	$5,725	$4,218	$4,218
State, municipalities and political subdivisions	385	312	312
Foreign governments	639	506	506
Public utilities	6,476	5,579	5,579
All other corporate bonds	35,602	31,066	31,066
Residential mortgage-backed	1,840	1,715	1,715
Asset-backed	7,495	7,480	7,480
Commercial mortgage-backed	3,510	3,142	3,142
Redeemable preferred stocks	56	59	59
Total fixed maturities, AFS	61,728	54,077	54,077
Mortgage loans on real estate (2)	18,568	16,796	18,298
Policy loans	3,827	4,033	3,827
Other equity investments	2,445	2,683	2,683
Trading securities	781	809	809
Other invested assets	7,450	7,450	7,450
Total Investments	$94,799	$85,848	$87,144
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

REINSURANCE (1)
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2024
Life insurance in-force	$367,416	$193,828	$11,817	$185,405	6.4%

Premiums:
Life insurance and annuities	$775	$390	$108	$493	21.9%
Accident and health	45	13	6	38	15.8%
Total premiums	$820	$403	$114	$531	21.5%

2023
Life insurance in-force	$374,695	$184,482	$30,706	$220,919	13.9%

Premiums:
Life insurance and annuities	$771	$390	$167	$548	30.5%
Accident and health	49	18	8	39	20.5%
Total premiums	$820	$408	$175	$587	29.8%

2022
Life insurance in-force	$379,949	$156,088	$31,337	$255,197	12.3%

Premiums:
Life insurance and annuities	$712	$200	$172	$684	25.1%
Accident and health	52	19	8	41	19.5%
Total premiums	$764	$219	$180	$725	24.8%
______________
(1)Includes amounts related to the discontinued group life and health business.

Part II, Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Part II, Item 9A
    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As required by Rule 13a-15 under the Exchange Act, management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has not been audited by an independent public accounting firm as it is not required by the Securities and Exchange Act of 1934.
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

The Company’s management, including the Company’s CEO and CFO, had concluded that we did not timely design and implement effective controls over the Internal Reinsurance Treaty. Specifically, controls were not adequately designed or implemented to ensure the completeness and accuracy of the recording of the transaction in accordance with the contractual terms of the Internal Reinsurance Treaty. We concluded that the deficiency constituted a material weakness in internal controls over financial reporting, as this could have resulted in a misstatement of the reinsurance related balances or disclosures that would have resulted in a material misstatement to our annual or interim consolidated financial statements that would not have been prevented or detected. The material weakness described above did not result in a material misstatement to the Company’s previously issued consolidated financial statements, nor in the consolidated financial statements included in this Annual Report, but did result in immaterial errors to the interim periods ended September 30, 2023 and June 30, 2023.
As of December 31, 2024, management has completed remediation activities and has performed testing to evaluate the design and operating effectiveness of the controls. Specifically, we designed and implemented enhanced controls to validate the completeness and accuracy of the recording of the transaction in accordance with the contractual terms of the Internal Reinsurance Treaty. As a result, the Company concluded that it had remediated the material weakness.
Changes in Internal Control Over Financial Reporting
Except as noted above with respect to our remediation activities, there were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2024, that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 9B.
OTHER INFORMATION
Insider trading arrangements
During the three months ended December 31, 2024, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

	Year Ended December 31,
	2024	2023
	(in millions)
Principal Accounting Fees and Services:
Audit fees	$1.3	$2.3
Audit-related fees	1.1	2.7
Tax fees	—	—
All other fees	—	—
Total	$2.4	$5.0

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
All services provided by PwC in 2024 were pre-approved in accordance with the procedures described above.

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
•“COLI” means corporate owned life insurance
•“Company” means Equitable Financial and its subsidiaries
•“CPPA” California Privacy Protection Agency
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
•“DTI” means debt to income
•“EAFE” means European, Australasia, and Far East
•“EBITDA” means earnings before interest, taxes, depreciation and amortization
•“ECDIS” means external customer data and information sources
•“EDP” means electronic data processing
•“EFIM” means Equitable Financial Investment Management, LLC
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
•“Manual” means Accounting Practices and Procedures Manual as established by the NAIC
•“MRBs” means market risk benefits
•“MSO” means Market Stabilizer Option
•“MTA” means Master Transaction Agreement
•“NAIC” means National Association of Insurance Commissioners
•“NAIC SAP” means the NAIC Accounting Practices and Procedures manual
•“NAR” means net amount at risk
•“NAV” means net asset value
•“NFA” means National Futures Association
•“NGEs” means non-guaranteed elements
•“NI” means non-insulated
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
•“Regulation BI” means Regulation Best Interest
•“REIT” means real estate investment trusts
•“RGA” means Reinsurance Group of America

•“RIC” means an SEC registered investment company
•“RoU” means right of use
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

19.1		Equitable Holdings, Inc.’s Insider Trading Policy (incorporated by reference to Exhibit 19 to Equitable Holdings, Inc.’s Form 10-K for the fiscal year ended December 31, 2024).
23.1	#	Consent of PricewaterhouseCoopers LLP
31.1	#	Section 302 Certification made by the registrant’s Chief Executive Officer
31.2	#	Section 302 Certification made by the registrant’s Chief Financial Officer
32.1	#	Section 906 Certification made by the registrant’s Chief Executive Officer
32.2	#	Section 906 Certification made by the registrant’s Chief Financial Officer
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibits 101).
______________
#    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Equitable Financial Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2025.

EQUITABLE FINANCIAL LIFE INSURANCE COMPANY

By:	/s/ Mark Pearson
Name: Mark Pearson
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on March 20, 2025.

Signature	Title

/s/ Mark Pearson	Chief Executive Officer and Director (Principal Executive Officer)
Mark Pearson

/s/ Robin M. Raju	Chief Financial Officer (Principal Financial Officer)
Robin M. Raju

/s/ William Eckert	Chief Accounting Officer (Principal Accounting Officer)
William Eckert

/s/ Francis Hondal	Director
Francis Hondal

/s/ Arlene Isaacs-Lowe	Director
Arlene Isaacs-Lowe

/s/ Daniel G. Kaye	Director
Daniel G. Kaye

/s/ Joan M. Lamm-Tennant	Chair of the Board
Joan M. Lamm-Tennant

/s/ Craig MacKay	Director
Craig MacKay

/s/ Bertram L. Scott	Director
Bertram L. Scott

/s/ George H. Stansfield	Director
George H. Stansfield

/s/ Charles G. T. Stonehill	Director
Charles G. T. Stonehill

/s/ Douglas Dachille	Director
Douglas Dachille